Form 10-Q
period 2020-09-30
Longview Acquisition Corp.
filed 2020-11-16
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were 41,400,000 shares of Class A common stock and 10,350,000 shares of Class B common stock of the registrant issued and outstanding.

LONGVIEW ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LONGVIEW ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2020
(UNAUDITED)

ASSETS
Current assets:
Cash	$759,102
Prepaid expenses and other current assets	240,602
Total Current Assets	999,704

Investments held in Trust Account	414,222,151
TOTAL ASSETS	$415,221,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$280,690
Income taxes payable	29,152
Total Current Liabilities	309,842

Deferred underwriting fee payable	14,490,000
TOTAL LIABILITIES	14,799,842

Commitments and Contingencies

Class A common stock, $0.0001 par value, subject to possible redemption, 39,542,201 shares at $10.00 per share	395,422,010

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,857,799 issued or outstanding (excluding 39,542,201 shares subject to possible redemption)	186
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	5,389,917
Accumulated deficit	(391,135)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,221,855

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2020	For the Period from February 4, 2020 (Inception) Through September 30, 2020
Formation and operating costs	$462,905	$584,134
Loss from operations	(462,905)	(584,134)

Other income:
Interest earned on marketable securities held in Trust Account	165,021	222,151

Income (loss) before provision for income taxes	(297,884)	(361,983)
Provision for income taxes	(29,152)	(29,152)

Net loss	$(327,036)	$(391,135)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000	40,617,323
Basic and diluted income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock (1)	10,350,000	10,350,000
Basic and diluted net loss per share, Class B	$(0.03)	$(0.04)

(1)
On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND
FOR THE PERIOD FROM FEBRUARY 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 4, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)(2)	—	—	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	—	10,350,000	1,035	23,965	(1,000)	24,000

Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	390,504,008	—	390,508,148

Sale of 6,853,333 Private Placement Warrants	—	—	—	—	10,280,000	—	10,280,000

Common stock subject to possible redemption	(39,574,904)	(3,957)	—	—	(395,745,083)	—	(395,749,040)

Net loss	—	—	—	—	—	(63,099)	(63,099)

Balance – June 30, 2020	1,825,096	$183	10,350,000	$1,035	$5,062,890	$(64,099)	$5,000,009

Change in value of common stock subject to possible redemption	32,703	3	—	—	327,027	—	327,030

Net loss	—	—	—	—	—	(327,036)	(327,036)

Balance – September 30, 2020	1,857,799	$186	10,350,000	$1,035	$5,389,917	$(391,135)	$5,000,003

(1)	Included 1,350,000 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).
(2)
On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(391,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(222,151)
Changes in operating assets and liabilities:
Prepaid expenses	(240,602)
Accrued expenses	280,690
Income taxes payable	29,152
Net cash used in operating activities	(544,046)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	191,000
Repayment from promissory note – related party	(191,000)
Payment of offering costs	(721,852)
Net cash provided by financing activities	415,303,148

Net Change in Cash	759,102
Cash – Beginning of period	—
Cash – End of period	$759,102

Supplemental Disclosure of Non-Cash Activities:
Initial classification of common stock subject to possible redemption	$395,812,140
Change in value of common stock subject to possible redemption	$(390,130)
Deferred underwriting fee payable	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from February 4, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination, and the Company’s management has broad discretion to identify targets for such a potential Business Combination and over the specific application of the funds held in the Trust Account if and when such funds are properly released from the Trust Account. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The Company will have until May 26, 2022, or such later date as a result of a stockholder vote to amend the Amended and Restated Certificate of Incorporation, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 22, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 27, 2020 and June 1, 2020. The interim results for the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future interim periods.

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

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the [39,542,201] shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,491,852 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $105,000, which had a full valuation allowance recorded against it of approximately $105,000.

The Company’s current taxable income primarily consists of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September 30, 2020, the Company recorded income tax expense of approximately $29,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September 30, 2020 was approximately 10% and 8%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock held by Public Stockholders for the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September, 2020 is calculated by dividing the interest income earned on the Trust Account of $165,021 and 222,151, respectively, net of applicable franchise and income taxes of $45,818 and $112,485, respectively, for the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September 30, 2020, by the weighted average number of shares of Class A redeemable common stock held by Public Stockholders since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net loss for the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September 30, 2020 of $327,036 and $391,135, respectively, less income attributable to Class A redeemable common stock (which is net of franchise and income taxes, limited to interest income) of $119,203 and $109,666, respectively, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Promissory Note — Related Party

On February 12, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 and the consummation of the Initial Public Offering. As of May 26, 2020, there was $191,000 outstanding under the Promissory Note, of which such amount was repaid on May 27, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consum mation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 26, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. For the three months ended September 30, 2020 and for the period from February 4, 2020 (inception) through September 30, 2020, the Company incurred and paid $30,000 and $40,000, respectively in fees for these services.

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
SEPTEMBER 30, 2020
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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,857,799 shares of Class A common stock issued or outstanding, excluding 39,542,201 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

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
SEPTEMBER 30, 2020
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
SEPTEMBER 30, 2020
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

At September 30, 2020, assets held in the Trust Account were comprised of $968 in cash and $414,221,183 in U.S. Treasury securities. During the period from February 4, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Level 1 Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/27/2020)	$414,221,183	$41,669	$414,262,851

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

LONGVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income earned on marketable securities held in the trust account (“Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $327,036, which consists of operating costs of $462,905 and provision for income taxes of $29,152, offset by interest income on marketable securities held in the Trust Account of $165,021.

For the period from February 4, 2020 (inception) through September 30, 2020, we had a net loss of $391,135, which consists of operating costs of $584,134 and provision for income taxes of $29,152, offset by interest income on marketable securities held in the Trust Account of $222,151.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by our Sponsor and loans from our Sponsor.

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

For the period from February 4, 2020 (inception) through September 30, 2020, cash used in operating activities was $544,046. Net loss of $391,135 was impacted by interest earned on marketable securities held in the Trust Account of $222,151 and changes in operating assets and liabilities, which provided $69,240 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities in the Trust Account of $414,222,151. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period from February 4, 2020 (inception) through September 30, 2020, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $759,102 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW ACQUISITION CORP.

Date: November 16, 2020		/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)