Form 10-K
period 2020-12-31
Butterfly Network, Inc.
filed 2021-03-29
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to______

Commission file number: 001-39292

Butterfly Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4618156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Old Whitfield Street

Guilford, Connecticut 06437

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 689-5650

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 Par Value Per Share	BFLY	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	BFLY WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Units were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $418 million. As of such date, only our Units were publicly traded.

As of March 1, 2021, the registrant had 164,862,472 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

EXPLANATORY NOTE

Following the completion of the fiscal year ended December 31, 2020 covered by this Annual Report on Form 10-K, on February 12, 2021 (the “Closing Date”), Longview Acquisition Corp., a Delaware corporation (“Longview” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview, Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”).

Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Butterfly, with Legacy Butterfly surviving the business combination as a wholly-owned subsidiary of Longview (the “Merger”). In connection with the Transactions, Longview changed its name to “Butterfly Network, Inc.” and Legacy Butterfly changed its name to “BFLY Operations, Inc.”

As a consequence of the Business Combination, each share of Longview Class B common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) was converted, on a one-for-one basis, into a share of the Company’s Class A common stock. The Business Combination had no effect on the Longview Class A common stock that was issued and outstanding as of immediately prior to the Effective Time, which continues to remain outstanding.

As a consequence of the Merger, at the Effective Time, (i) each share of Legacy Butterfly capital stock (other than the Legacy Butterfly Series A preferred stock) that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class A common stock, rounded down to the nearest whole number of shares; (ii) each share of Legacy Butterfly Series A preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class B common stock, rounded down to the nearest whole number of shares; (iii) each option to purchase shares of Legacy Butterfly common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Butterfly common stock subject to such option immediately prior to the Effective Time multiplied by 1.0383, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by 1.0383 and rounded up to the nearest whole cent; (iv) each Legacy Butterfly restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock, rounded to the nearest whole share, equal to the number of shares of Legacy Butterfly common stock subject to such Legacy Butterfly restricted stock unit immediately prior to the Effective Time multiplied by 1.0383; and (v) the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes outstanding as of immediately prior to the Effective Time was automatically canceled and converted into the right to receive shares of the Company’s Class A common stock, with such shares of the Company’s Class A common stock calculated by dividing the outstanding principal plus accrued interest, if any, of each Legacy Butterfly convertible note by $10.00, rounded down to the nearest whole number of shares.

In addition, on February 12, 2021, Longview filed the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which became effective simultaneously with the Effective Time. As a consequence of filing the Restated Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

In addition, concurrently with the execution of the Business Combination Agreement, on November 19, 2020, Longview entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 17,500,000 shares of Longview Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”).

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was approximately 164,862,472, comprising (i) 95,633,661 shares of the Company’s Class A common stock issued to Legacy Butterfly stockholders (other than certain holders of Legacy Butterfly Series A preferred stock) and holders of Legacy Butterfly convertible notes in the Merger, (ii) 17,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing, (iii) 10,350,000 shares of the Company’s Class A common stock issued to holders of shares of Longview Class B common stock outstanding at the Effective Time and (iv) 41,378,811 shares of Longview Class A common stock outstanding at the Effective Time. The total number of shares of the Company’s Class B common stock issued at the Closing was approximately 26,426,937. Following the Closing, as of the Closing Date, Dr. Rothberg holds approximately 76.2% of the combined voting power of the Company. Accordingly, Dr. Rothberg and his permitted transferees control the Company and the Company is a controlled company within the meaning of the corporate governance standards of the New York Stock Exchange (the “NYSE”).

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Butterfly Network, Inc. and its subsidiaries following the Business Combination, and references to “Legacy Butterfly” and “Longview” refer to Butterfly Network, Inc. and Longview Acquisition Corp. and their subsidiaries, respectively, prior to the Business Combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;

•	our business could be harmed if we fail to manage our growth effectively;

•	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

•	our projections are subject to risks, assumptions, estimates and uncertainties;

•	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;

•	the success, cost and timing of our product development activities;

•	the potential attributes and benefits of our products and services;

•	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;

•	our ability to identify, in-license or acquire additional technology;

•	our ability to maintain our existing license, manufacturing and supply agreements;

•	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;

•	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;

•	the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;

•	changes in applicable laws or regulations;

•	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;

•	our ability to raise financing in the future;

•	our financial performance;

•	failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;

•	the ability to maintain the listing of our Class A common stock on the NYSE;

•	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations; and

•	the impact of the COVID-19 pandemic on our business.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

•	We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.

•	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

•	Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.

•	Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.

•	We will be dependent upon the success of our sales and customer acquisition and retention strategies.

•	If we do not successfully manage the development and launch of new products, we will not meet our long term forecasts, and operating and financial results and condition could be adversely affected.

•	We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

•	We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.

•	Pricing pressures from contract suppliers or manufacturers on which we rely may impose pricing pressures.

•	We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

•	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

•	If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted and we may have difficulty achieving market awareness and selling our products in the future.

•	The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.

•	The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

•	We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

•	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.

•	There is no guarantee that the U.S. Food and Drug Administration, or FDA, will grant 510(k) clearance or pre-market approval, or PMA, of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

•	If we fail to obtain regulatory clearances in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

•	We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties and injunctions.

•	Because we do not require training for users of our current products, although they are limited under FDA’s marketing clearances to use by trained healthcare practitioners, there exists a potential for misuse of these products, which could ultimately harm our reputation and business.

•	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.

•	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

•	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

•	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.

•	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

These and other material risks we face are described more fully in Item 1A, Risk Factors, which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Butterfly Network, Inc. and its wholly-owned subsidiaries.

Item 1.	BUSINESS

Overview

Prior to February 12, 2021, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.  On February 12, 2021, we completed the Business Combination pursuant to the Business Combination Agreement dated November 19, 2020 that we entered into with Legacy Butterfly. Upon the completion of the Business Combination, we changed our name to “Butterfly Network, Inc.” and the business of Legacy Butterfly became our business.

We are an innovative digital health business with a mission of democratizing healthcare by making medical imaging accessible to everyone around the world. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution addresses the needs of point of care imaging with a unique combination of software and hardware technology. Butterfly iQ, followed by our recently launched Butterfly iQ+, is our first product powered by Butterfly’s Ultrasound-on-Chip™, and is the only ultrasound transducer that can perform “whole-body imaging” in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ reduces the cost of manufacturing, while our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. Through our portable proprietary, handheld solution, protected by a robust intellectual property portfolio and empowered in part by its proprietary software and Artificial Intelligence (“AI”), Butterfly aims to enable earlier detection throughout the body and remote management of health conditions around the world.

Digital health is systematically changing the way healthcare practitioners deliver care by increasing access and significantly reducing patient care costs. Butterfly iQ+ is designed for this new wave of medical care with an easy-to-use interface that portrays ultrasound images on your smartphone in real-time. Historically, the global ultrasound market has been dominated by traditional cart-based devices. These devices are accessible only to highly specialized, highly trained technicians and are located predominantly in hospitals, imaging centers, and physicians’ offices. Many healthcare institutions throughout the world lack the facilities and capital necessary to acquire and maintain expensive cart-based devices and cannot afford the highly trained individuals required to operate them. Traditional cart-based equipment typically ranges from $45,000 to $60,000 per new device in the mid-range and is required to be operated by trained healthcare professionals. More recently, we have seen the introduction of Point-of-Care Ultrasound (“POCUS”) devices with an average price point of $21,000, based on $5,000 to $7,000 per probe, generally requiring two to three probes to cover a comparable range of cleared indications to the single probe Butterfly iQ+. However, these POCUS devices are limited by their application of the same 60 year-old piezoelectric crystal technology with which the traditional cart-based devices operate, leaving limited opportunity for future progress. Although still required to be operated by trained healthcare practitioners, we believe that Butterfly iQ+ is the next generation of point-of-care devices that will further drive costs down and expand the current approximately $8 billion ultrasound imaging market.

In 2018, Legacy Butterfly commercially launched Butterfly iQ, the world’s first handheld, single-probe, whole-body ultrasound system using semiconductor technology that is commercially available, and in 2020, Legacy Butterfly launched the Butterfly iQ+ with additional features and improved performance. Since then, the Butterfly iQ and Butterfly iQ+ has been shipped to more than 30,000 medical professionals globally. Butterfly iQ+’s price through our eCommerce website is $1,999 per device, making it a high-quality and affordable alternative to the costly traditional cart-based equipment and other handheld devices currently on the market. Powered by our Ultrasound-on-Chip™, Butterfly’s high-performance imaging capabilities support fast and confident clinical decision-making. Butterfly iQ+ is comprised of both durable hardware and dynamic software solutions designed to make ultrasound imaging accessible to all healthcare practitioners, including nurses. In the future, we hope to develop and introduce an even more advanced product that can ultimately be used by patients to self-scan ultrasound images with a device and transfer these images to doctors electronically in real-time.

The Butterfly iQ+ is an affordable solution that is designed to help healthcare practitioners save time in their diagnosis and treatment of patients, not only improving overall patient outcomes but also increasing direct revenue per patient encounter while reducing the need for external imaging or specialist referrals. We believe the adoption of the Butterfly iQ and iQ+ device by healthcare practitioners is a positive for all healthcare system stakeholders. Through our ongoing collaborations with the healthcare community, we are continuing to optimize our software ecosystem, including by harnessing AI to develop additional clinical and product advancements for our users. We believe that these efforts could drive ease-of-use for image acquisition, improve analysis, and expand its most utilized features with extensive quality control. Our AI has and is expected to continue to allow us to develop programs that guide and educate healthcare practitioners on how to utilize the Butterfly iQ+ device, with the goal of improving their clinical impact and productivity globally.

Legacy Butterfly received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in 2017 for the Butterfly iQ, which was commercially launched in 2018, and thereafter commercially launched the Butterfly iQ+ under the same 510(k) in 2020. Our ultrasound system has been cleared by the FDA for the following uses: peripheral vessel (including carotid, deep vein thrombosis and arterial studies), procedural guidance, small organs (including thyroid, scrotum and breast), cardiac, abdominal, urology, fetal/obstetric, gynecological, musculoskeletal (conventional), musculoskeletal (superficial) and opththalmic.

Butterfly iQ+ is commercially available in over 20 countries, including the United States, Canada, Australia, New Zealand, throughout greater Europe and in parts of Latin America. Our commercialization strategy is predicated on three primary channels. Namely, we have an eCommerce website through which we sell our Butterfly iQ+ to healthcare practitioners in these geographies. We also have a targeted enterprise salesforce focused on large healthcare system-wide implementations. Lastly, we have distributor, veterinary and affiliate relationships to unlock additional channels to supplement our direct and eCommerce sales. We market our products through our targeted sales organization, which is engaged in sales efforts and promotional activities primarily to health systems or institutions. Outside the United States, we also market our products directly to healthcare institutions. In the United States, we sell to or have agreements in place with most of the top 100 U.S. healthcare systems. Moreover, positive feedback about Butterfly iQ+ among practitioners has historically been a significant driver of sales, as healthcare practitioners share their appreciation for Butterfly iQ within their medical communities, which has yielded a strong net promoter score. A net promoter score is a metric used as a measure of customer satisfaction and word of mouth referrals. A strong net promoter score has been shown to correlate with revenue growth relative to competitors. We calculate our net promoter score by asking our customers the following question: “How likely are you to recommend Butterfly iQ to a friend or colleague” on a scale of 1 (not at all likely) through 10 (extremely likely)? Respondents rating us 6 or below are considered “Detractors,” 7 or 8 are considered “Passives,” and 9 or 10 are considered “Promoters.” To calculate our net promoter score, we subtract the percentage of Detractors from the percentage of Promoters. For example, if 50% of respondents were Promoters and 10% were Detractors, our net promoter score would be 40. We measure net promoter score continuously among cloud users by automatically sending net promoter score survey emails to these users three months after they create their Butterfly user account and every six months thereafter. Because our net promoter score is measured continuously it is subject to fluctuation; however, our net promoter score historically has remained strong. As of March 1, 2021, our net promoter score was 64 (USA) and reflects responses received since we began collecting net promoter score data in 2019, including multiple responses from users that respond to our survey over time. Net promoter scores vary broadly by industry, with averages generally ranging from 18 (health insurance) to 47 (tablet computers) based on data published in 2016 by Satmetrix, co-developer of Net Promoter®. Within technology industries, the top net promoter scores correspond to well-known businesses such as Amazon (66), Apple (66) and Netflix (64) according to Satmetrix. We believe that this method of calculation aligns with medical device industry standards and that this metric is meaningful for investors because of the correlation between net promoter score and future growth.

Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 45 low resource settings around the world, where we have partnerships with non-governmental organizations like the Bill & Melinda Gates Foundation to deliver our technology to underserved communities. Currently, we have over 30 global health partnerships in place with organizations that align with our mission to democratize medical imaging and bring lifesaving medical imaging to patients, often for the first time.

Legacy Butterfly was founded in 2011 by Dr. Jonathan Rothberg, a serial entrepreneur who received the Presidential Medal of Technology & Innovation in 2016 for inventing a novel next generation DNA sequencing method and has founded more than 10 healthcare/technology companies, including 454 Life Sciences, Ion Torrent and CuraGen. Legacy Butterfly has raised over $400 million in equity investments and partnership milestones from leading institutional investors, including Baillie Gifford, and strategic partners, including the Bill & Melinda Gates Foundation.

Legacy Butterfly sold and shipped approximately 20,200 devices in the year ended December 31, 2020, an increase from approximately 12,900 devices in the year ended December 31, 2019, representing a growth rate of approximately 56.2% year over year. Legacy Butterfly generated total revenue of $46.3 million and $27.6 million in the years ended December 31, 2020 and 2019, respectively. Legacy Butterfly also incurred net losses of $162.7 million and $99.7 million for the years ended December 31, 2020 and 2019.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•	Large Global Ultrasound Market and Potential to Expand to a Larger Market of Healthcare Practitioners and Patients. We believe our solution addresses an unmet need across an addressable market of 40 million healthcare practitioners, including approximately 12 million medical doctors and approximately 28 million nurses and midwives worldwide. We believe our solution can address this market, which is significantly larger than the existing $8 billion ultrasound market, because our solution not only provides a next generation alternative to legacy cart-based systems, but more importantly empowers practitioners who desire to modernize their healthcare practice with a diagnostic device and software system that is smart, mobile, interoperable, and easy to use. Furthermore, existing handheld devices, which only comprise 3% of the global ultrasound units as of 2017, have been unable to satisfy demands of users because they are often using outdated technology, which leads to higher cost, reduced imaging capacity, lack of user-friendly interfaces, and difficulties with integration with other systems.

The low penetration from handheld devices in a sizable market provides us with significant opportunity for growth. We also believe that the portability, ease-of-use, fast frame rates and other differentiating features of our ultrasound imaging technology could be attractive to consumers. We believe our differentiated Butterfly iQ handheld device and our growing user base of Butterfly iQ practitioners, with sales to or agreements with most of the top 100 U.S. healthcare systems and across more than 40 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.

•	Our Innovative Technology is Well-Positioned for a Health Economy Focused on Affordability and Access to Care. We believe the small, handheld size, relatively low cost, quality imaging, and interface designed for ease-of-use are attractive to healthcare systems that seek to contain healthcare costs and improve access to care, when compared to the limitations and expense of traditional cart-based systems and existing handheld devices. These attributes also allow the use of our Butterfly iQ+ by practitioners beyond traditional health system environments to pre-hospital settings, urgent care clinics, long-term care and rehabilitation centers, dialysis centers, ambulatory surgery centers, veterinary clinics and emerging markets. In time, we believe these attributes could also be attractive to health-centric consumers, which could allow us to potentially further expand beyond traditional healthcare environments to the home and alternate sites of care should appropriate marketing authorizations be obtained for such intended uses. The advantages of our technology align with recent industry trends, including the shift to in-home medical care, affordability, harnessing of AI / Big Data, collaboration through the cloud, disruptive medical innovation, and increasing access to care. In addition, by expanding the settings in which medical imaging can be done, the Butterfly iQ+ device may provide opportunities for earlier detection and prevention of disease, while reducing cost. This aligns with the focus on consumer health empowerment, wellness, and acceleration of value-based care, all of which are themes seen consistently in the healthcare industry today.

•	Our Proprietary, Disruptive and Revolutionary Product is Designed to Address an Unmet Need in the Medical Imaging Market. Legacy Butterfly is the first company to have successfully put ultrasound on a semiconductor chip. This novel and proprietary Ultrasound-on-Chip™ technology enables whole-body complete ultrasound imaging with a single probe. We are continuing to improve our software by harnessing AI with a goal to drive ease-of-use for image acquisition, improve analysis, guide and educate practitioners, and provide quality control. As a result of utilizing these technologies, our Butterfly iQ product has a small, hand-held size, low cost, and simple user interface, making ultrasound technology more accessible outside of large healthcare institutions. This contrasts sharply to existing systems that are built using often expensive piezoelectric crystal technology, which can lead to high upfront costs and thereby constrain access and usage.

Additionally, the technology driving the Butterfly iQ and Butterfly iQ+ devices may be able to continually scale and improve if Moore’s Law, which is a historical trend that the number of transistors on an integrated circuit will increase over time, remains accurate. For example, the Butterfly iQ+, which was commercially launched in October 2020, is much less expensive to produce, yet has faster frame rates and further enhanced interoperability than the Butterfly iQ, which was commercially launched in 2018, and we expect these trends to continue in future products. One aspect of our software strategy is our Software Development Kit, or SDK, which is meant to provide a governed ecosystem for third parties to create content and applications that will serve to enrich the overall software ecosystem and deliver additional clinical and product advancements for our users. To date, we are working with partners, including the Bill & Melinda Gates Foundation, to build applications on our SDK that we expect to then validate, obtain any necessary marketing authorizations for, and deploy to our users. The SDK is important to our software strategy and overall mission of democratizing medical imaging. Through these product enhancements, and SDK specifically, we believe our solution will be the primary platform for point of care ultrasound, functioning as an operating system in which new features can continually be built onto and a central component of all handheld imaging.

We expect to continue development of the hardware with product offerings that may include enhanced performance, improved image quality and alternative form factors.

Furthermore, as of December 31, 2020, we owned approximately 280 issued patents and approximately 540 pending patent applications. In total, we own approximately 175 patent families directed to its ultrasound products, including manufacturing, circuit components, and add-on features.

•	Strong Topline Growth, with Subscription-based Recurring Revenue to Enable Long-Term Expansion in Gross Margin. Since the commercial launch of the Butterfly iQ device in 2018, Legacy Butterfly has experienced strong topline growth. Legacy Butterfly’s total revenue for the years ended December 31, 2020 and 2019 was $46.3 million and $27.6 million, respectively, representing an increase of $18.7 million. We continue to seek to grow our user base of Butterfly iQ practitioners and our enterprise sales to health systems to help us further penetrate the global ultrasound market. During the year ended December 31, 2020, Legacy Butterfly’s product revenue represented approximately 82.9% of its total revenue for the year, and subscription revenue represented the remaining 17.1% of its total revenue for the year. As our devices continue to be adopted by more healthcare practitioners and practitioners in the Butterfly network continue to use our devices, we expect total subscription revenue to increase and that our subscription revenue will become an increasingly important contributor to our overall revenue. Because the cost and associated expenses to maintain our software are less than the costs and associated expenses of manufacturing and selling our device, we also anticipate an improvement in our gross margin over time. Additionally, we believe that the recurring nature of subscription revenue should be subject to less period-to-period fluctuation than our product revenue. Because our AI-backed software enables interoperability, mobility, and ease-of-use for scanning, we have been able to execute software-only sales deals with enterprise customers, and we expect to continue to do so in the future. This further reduces fluctuation of our revenue and continues to improve our margin. Finally, as we continue to enhance our product to become the primary platform for point-of-care ultrasound, we expect that add-on features and platform-associated accessories will generate additional revenue at minimal cost, continuing to create margin improvement, while increasing growth.

•	Visionary founder backed by strong executive leadership team and experienced financial partner with deep expertise in healthcare. Legacy Butterfly’s Founder and our Chairman, Dr. Jonathan Rothberg, has dedicated his career to enabling breakthrough technologies to revolutionize healthcare. He has founded more than 10 healthcare/ technology companies and has received numerous awards, including the Presidential Medal of Technology & Innovation in 2016. He is supported by a world-class management team, including our executive officers and other senior management, with approximately 140 years of collective experience in healthcare and consumer end-markets. We believe this leadership team positions us well as a disruptive force in revolutionizing medical imaging. In addition, Longview’s sponsor, Longview Investors LLC, (the “Sponsor”) an affiliate of Glenview Capital Management, LLC (“Glenview”), brings to the Company extensive public market experience in the healthcare industry with a long-term orientation across provider, payor, distributor and medical product companies.

Our Strategies

We believe that our strategies include the following:

•	Innovation: Unwavering commitment to leading edge technical innovation. As the first semiconductor-based point-of-care ultrasound, the Butterfly iQ and iQ+ solution is a leading part of the medical imaging revolution. Through leveraging this novel technology, our solution can process and store high quality images that can then be transferred between systems, an interoperability valued by customers in today’s current market. We believe that with our current solution, we have created a new standard for medical imaging and we are focused on remaining on the leading edge of technical innovation. We believe our solution is only the first step in our development and we plan to continually improve this product and expand our product and service offerings. We recently launched the next-generation product Butterfly iQ+ in October 2020, which has improved image quality, durability, and new functionalities such as bi-plane and needle visualization through Needle VizTM technology and 3D scanning.

We plan to develop future applications, subject to appropriate marketing authorization, to leverage our unique hardware foundation and commitment to improving our software using AI. Simultaneously, we plan to enhance our device’s software capabilities, pursuing marketing authorizations as necessary, with new features such as anatomical labeling, image quality improvements, and further workflow automations, in order to more deeply integrate our platform with hospital systems. Additionally, our SDK allows users to create content and applications on our platform that, subject to validation and any necessary marketing authorization, can be deployed across all users, further enhancing our software offerings. In this way, our solution will continue to innovate naturally, as well as through our enhancements to our proprietary technology. In order to pave the way for the potential future at-home use of Butterfly iQ+ and other future form factors, we anticipate we will need to validate the at-home applications through focused clinical trials and also seek additional marketing authorizations.

We believe these hardware developments, along with our software enhancements and user education initiatives, will bring ultrasound to new markets and users. We believe that with our differentiated and continually expanding solution, we can drive user adoption in new markets. Beyond these hardware and software product roadmaps, we plan to use the “Butterfly Labs” innovation center to develop new innovative products, services and software applications, leveraging our core technology and platform capabilities.

•	Democratization: Enabling universal adoption of personal medical imaging. We believe the mobility, ease-of-use, affordability, and interoperability of our solution offer a compelling and differentiated alternative to existing devices and have broad applicability across new areas of unmet need. With these differentiating characteristics, our solution not only provides a next generation alternative to legacy cart-based ultrasound systems, but expands the addressable market into a significant amount of new ultrasound scan settings. Our initial customers consist of primary care physicians, emergency doctors, and anesthesiologists, all of whom may have access to a shared ultrasound system, but purchase our product in order to have their own device to carry with them as they practice. Based on their interest and adoption of our solution, we view our global addressable market as 40 million healthcare practitioners, consisting of 12 million medical doctors and 28 million nurses and midwives, significantly greater than the $8 billion traditional ultrasound market.

We have only begun to penetrate this healthcare practitioner market and plan to continue to grow this through continually increasing adoption and maintaining high user retention. Initially, we have focused on the approximately three million medical practitioners across anesthesiology, primary care, medical education, emergency medicine, hospital medicine, musculoskeletal treatments, and urology as well as five million nurses in our core geographies. Currently, our device is commercially available in over 20 countries including the United States, Canada, Australia, New Zealand, throughout greater Europe and in parts of Latin America. With such a large addressable market, we believe we can expand successfully over time into geographies across Latin America and Asia, as well as other geographies in Europe, the Middle East and Africa.

We believe our device’s affordability (all-in hardware and software estimated cost of less than $3 per day over an illustrative 3 year ownership period with Butterfly’s individual user license software subscription), mobility, and ease-of-use, will drive further penetration and adoption in our existing markets and geographies. We believe our roadmap for product enhancements will supplement this penetration as well as provide avenues for expansion to new markets. One of our largest growth opportunities is the potential expansion into remote patient monitoring and products designed for use in the home, subject to appropriate marketing authorizations. This potential market contains more than 100 million patients with chronic diseases in the United States alone, including more than 25 million patients in the United States with urinary incontinence, more than 5 million patients in the United States with congestive heart failure, and approximately 500,000 patients in the United States in need of regular dialysis. We believe that, subject to appropriate marketing authorization, this technology could enable patient-driven scanning for monitoring of chronic disease. We believe our application-based platform allows for even further personalization to improve health outcomes over time. Eventually, as these applications are deployed across the whole user base, we believe this would create a cycle, leading to more product enhancement and drawing in more users. Ultimately, we strive to create a solution that will be the primary operating system for all ultrasound scanning.

We believe that through the penetration of the existing addressable market, and the potential subsequent expansion into new markets and geographies that currently do not use medical imaging technology, we can bring the adoption of medical imaging to greater scale than ever achieved before.

•	Creating value socially, clinically, and economically. Our mission is to democratize healthcare through providing access to medical imaging at an affordable cost. Because the Butterfly iQ+ is mobile and easy-to-use, healthcare practitioners can expand their use of ultrasound outside of traditional settings, increasing convenience for both practitioners and patients. Additionally, frequent and easier access to scanning has the potential to allow practitioners to detect malignancies earlier and thereby, recommend earlier medical intervention. This could improve health outcomes, while avoiding expensive treatments, generating economic value for both the patient and payor, which is aligned with the healthcare mega-trend of value-based care. As our device reaches new markets and new users and, with appropriate marketing authorizations, enables more direct interaction with patients, including remote patient monitoring, we believe this trend will accelerate, further improving outcomes and reducing costs. This reduction of costs has the potential to create economic value for the whole healthcare system across all clinical applications and markets where ultrasound scanning is used.

In addition to social impact, we believe our solution will also have significant clinical impact. Through our software solution, empowered by AI, users can upload scanned images to our HIPAA-compliant cloud, which has unlimited storage, links to hospital and office systems, and can be accessed from a desktop computer. This allows practitioners to access and transfer their scanned images in a seamless and secure way, leading to additional opportunities for observation and therefore, we believe, earlier diagnosis and treatment. Furthermore, our solution delivers billing codes directly in the user interface application following scanning, both enhancing practitioner compliance adherence and increasing revenue in fee-for-scan environments. In these ways, we believe the technology behind our solution and the data that it is able to gather can provide new and meaningful clinical insights.

Beyond optimizing care in developed markets, our solution has the potential to expand into markets and geographies that traditionally have restricted access to care, through its mobility, ease-of-use and affordability. By providing an imaging solution that can connect to practitioners remotely and backing this solution with continued clinical investment, we believe our solution can significantly increase access to healthcare, empowering healthcare practitioners to not only help their patients live safer and healthier lives but also provide medical imaging to patients who otherwise would not have access or could not afford it. We plan to reach these markets primarily through non-profits, non-government organizations, or NGOs, and in some cases, military and paramedic channels. We believe the accessibility our solution brings could have a profound social impact on these markets.

•	Obsessed by customer success, deploying differentiated channel go-to-market approaches. Our primary focus is our users’ and customers’ satisfaction, which has yielded a strong net promoter score of 64 (USA). Word of mouth is the number one driver of sales currently. We intend to grow through providing excellent customer service coupled with our differentiated and evolving product offering. We have approximately eight customer service representatives, dedicated to educating healthcare practitioners on the unique features of our solution, and we have also published numerous training videos and tutorials in response to frequently asked questions. We have invested heavily in building out and educating our salesforce and sales support teams, and plan to continue to do so, with the ultimate goal of creating an intuitive and informative customer experience. As we continue to grow, we plan to expand on our educational tools and resources for our customers to guide them in using our products. We believe that we can build a community of users around our solution to share insights, techniques, and new regulatory compliant ways of applying our solution, all of which we believe will continue to drive adoption and retention.

Furthermore, to increase customer accessibility to our device, we sell through multiple channels, including eCommerce; enterprise (direct); and distributor, veterinary and affiliates. With its interoperability, image transfer / storage, and mobility / remote-monitoring capabilities, our solution can integrate and connect with critical healthcare interfaces such as EMR and imaging systems, critical to coordinated delivery of care. This has helped us to build relationships with and make sales to or agreements with most of the top 100 U.S. healthcare systems, leading to many of our large volume enterprise (direct) sales. Additionally, our sales channel and support has strengthened these relationships. These relationships have increased user accessibility to our solution and the breadth of our network.

As we continue to simplify enterprise workflow and develop relationships with larger health systems, we have experienced an increase in the proportion of our sales from enterprise sales compared to eCommerce. Because institutions often make decisions to purchase on a system-wide level, enterprise sales typically generate economies of scale with larger volumes and larger numbers of users, while also increasing user retention. The enterprise channel also yields a higher subscription price, which further increases our profitability on devices and subscriptions sold. We are working towards increasingly integrated solutions to maximize our value to large healthcare customers, as well as continuing to improve our sales and support infrastructure. Our ability to connect and govern traditional third party ultrasound systems gives enterprise customers a solution to the governance and workflow challenges that have limited the utilization and billing of point of care imaging devices. Enterprise customers deploying our solution can benefit from a streamlined clinical workflow that reduces the exam documentation burden typically associated with traditional ultrasound systems. By adopting Butterfly Enterprise software, customers can responsibly manage and optimize value from their fleets of point of care imaging devices.

During the year ended December 31, 2020, Legacy Butterfly’s device sales generated approximately 82.9% of its revenue, with its subscription revenue comprising the remaining 17.1%. As adoption of our devices increases through further penetration and healthcare practitioners in the Butterfly network continue to use our devices, we expect our revenue mix to shift toward subscriptions. Because the cost and associated expenses to maintain our software are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in margin over time.

•	Talent inspired and unified by mission. With over approximately 140 years of collective experience in healthcare and consumer end-markets among our executive officers and senior management, our management team is unified by our mission to democratize healthcare by making medical imaging accessible globally. We seek to execute at scale the vision of Legacy Butterfly’s Founder and our Chairman, Dr. Jonathan Rothberg. Our President and Chief Executive Officer, Todd M. Fruchterman, M.D., Ph.D. has extensive experience in the healthcare industry, most recently as Group President, Reliability Solutions at Flex Ltd., and prior to that in various leadership roles at 3M Company, including President and General Manager, Medical Solutions, the largest division of the company, and as President and General Manager, Critical & Chronic Care Solutions, Senior Vice President R&D, Regulatory Affairs, Chief Technology Officer, and Chief Medical Officer. Dr. Rothberg and Dr. Fruchterman are supported by a leadership team with many years of technology, consumer and healthcare experience at leading companies, including Amazon, MedStar Health, Optum and Medtronic. We plan to continue to add talented and experienced members to our team and maintain our commitment to our mission of democratizing healthcare by making medical imaging accessible globally.

We are also supported by long-term investors that share this commitment to our mission. Longview’s Sponsor, an affiliate of Glenview, brings to the Company extensive public market experience in the healthcare industry with a long-term orientation across provider, payor, distributor and medical product companies. Our long-term investors include Baillie Gifford, The Bill & Melinda Gates Foundation and Fosun Industrial Co., Limited, and other investors that have invested in us to promote and enable our vision.

Finally, to enact our vision, we have developed strong relationships with healthcare institutions as we have sold to or have agreements with most of the top 100 United States health systems. We believe these institutions and our relationships with them are key elements that underpin our ability to achieve our mission. Together with these institutions, we have the potential to bring our imaging solution to millions of patients, reducing healthcare costs and improve outcomes on an enormous scale.

Industry & Market Opportunity

Medical imaging has existed for over 100 years with the purpose of effectively diagnosing and treating patients. The global ultrasound market has historically consisted of the legacy cart-based incumbents and more recently developed point-of-care / handheld devices. Built using expensive piezoelectric crystal technology, these legacy systems limit wider access and usage due to high upfront costs. Legacy cart-based incumbent devices that are used in traditional hospital systems have a mid-range price point of $45,000 to $60,000 per new system, in addition to burdensome maintenance or service contracts. These devices are often siloed within hospitals and health systems requiring referrals and coordination between different departments, and extensive training for the personnel that operate them, limiting utilization of these devices. Limited IT integration and interoperability capabilities have resulted in image archives that are difficult to move between systems, presenting yet another barrier to care coordination and optimization. The point-of-care / handheld competitors are less expensive than legacy cart-based systems, with price points ranging from $5,000 to $7,000 per probe, generally requiring two to three probes to cover a comparable range of cleared indications to the single probe Butterfly iQ+. Historically, these competitive point-of-care / handheld competitors lack the AI capabilities that the Butterfly iQ+ provides healthcare practitioners and are less core focal points of large capital equipment focused sales forces, which creates a unique opportunity for us to not only disrupt and take market share in the existing market, but create and be the leader in new markets.

Between these legacy cart-based incumbent devices and the point-of-care / handheld competitors, the global ultrasound market in 2017 was valued at approximately $8 billion, consisting of $6 billion in equipment and $2 billion in services. This market is currently limited to traditional scan settings in developed markets, such as hospitals, niche doctor offices, and imaging centers. Per IHI Markit data, less than 3% of global ultrasound units are handheld devices. General Electric, Phillips, Canon Medical Systems (f/k/a Toshiba), Hitachi and Siemens Healthineers are the top five incumbent ultrasound players.

Through development of our proprietary technology, we were the first company to successfully put ultrasound on a semiconductor chip and connect it to an iPhone, tablet or Android for ease-of-use. This has allowed us to create a solution that has the potential to disrupt the current ultrasound market and significantly expand the total addressable market beyond its current limitations. Butterfly iQ+ takes a small form factor, allowing the user to transport the device anywhere. Butterfly iQ+’s price through our eCommerce website is $1,999 per device and when factoring in an illustrative single-user software subscription license over a three year period is estimated to be less than $3 per day, which enables a material return on investment for healthcare practitioners given common pre-existing CPT codes ranging from $20-150. Finally, our software harnesses AI designed to drive ease-of-use for image acquisition, improve analysis, guide and educate healthcare practitioners, and provide quality control. The Butterfly iQ is designed to be intuitive and greatly reduces the amount of training needed for operation, thereby expanding the ultrasound user base to non-experts, and eventually to patients directly, subject to clearance of at-home uses by the appropriate regulatory authorities. We believe the mobility, affordability, and ease-of-use characteristics of the device will empower users to operate the Butterfly iQ device outside traditional scan settings, such as pre-hospital environments, urgent care clinics, long-term care and rehabilitation centers, dialysis centers, ambulatory surgery centers, veterinary clinics, and potentially, the home, all in both developed and emerging markets. We believe that the Butterfly iQ can greatly increase accessibility to medical imaging and enable the development of new ultrasound markets with expanded users (practitioners and patients) and scan settings globally that are uncommon or nonexistent today.

By increasing accessibility to medical technology outside of traditional settings, the Butterfly iQ has the potential to significantly expand the current total addressable market for medical imaging. We believe there is strong interest from healthcare practitioners to utilize handheld ultrasound devices in their day-to-day work, as primary care practitioners represent our largest group of users. We believe the Butterfly iQ device has the potential to reach up to 40 million global healthcare practitioners, across both developed and emerging markets. Of the approximately 40 million global healthcare practitioners, we view a subset of approximately eight million as our initial target market, which is comprised of approximately three million medical doctors across anesthesiology, primary care, medical education, emergency medicine, hospital medicine, musculoskeletal, and urology, as well as approximately five million nurses, defined as one-third of the nurses and midwives, all within our core geographies of North America, Asia, Europe and Latin America. Beyond this initial market, we believe there are approximately nine million additional medical doctors (12 million total) and approximately 23 million additional nurses and midwives (approximately 28 million total) that would benefit from use of handheld ultrasound devices.

Furthermore, as patient-focused, value-based care delivery models continue to scale, we believe handheld ultrasound devices will find a potential market with at-home medical personnel and, subject to appropriate marketing authorizations, with patients directly.

Products & Services

We provide a complete solution to address an unmet need in point-of-care medical imaging through a unique combination of hardware and software services. Our hardware is powered by the first and only currently available ultrasound on a semiconductor chip. Our software addresses the traditional ease-of-use challenges and the complex clinical workflow throughout a patient’s care pre-and post-examination. Our integrated system with EMRs provides healthcare practitioners with a tool that enables fast and confident clinical decision-making.

As a diagnostic tool with broad applicability across numerous medical specialties, Butterfly iQ+ has the potential to serve as the go-to device for healthcare practitioners in determining approaches to treatment. We believe there is strong applicability for ultrasound devices across anesthesiology, primary care, medical education, emergency medicine, hospital medicine, musculoskeletal, and urology. Historically, technology and excessive costs have limited the use of ultrasound devices. As new technology has catalyzed the mobility and ubiquity of medical imaging, the range of uses for ultrasound devices has greatly expanded. This momentum is supported by clinical evidence that shows that use of ultrasound devices in this modality can improve patient health outcomes, while significantly lowering the cost of care. The high cost of ultrasound imaging has deterred some medical professionals from utilizing these devices to prevent the unnecessary costs on providers or patients. However, the Butterfly iQ device offers providers the use of these images at a low cost that may promote early detection of patient malignancies that, in turn, reduces costs for providers and reduces the need for external imaging, specialist referrals, and emergency room visits. High-risk patients who suffer from congestive heart failure and pulmonary diseases will be able to receive regular ultrasound imaging at a low cost, which is associated with reduced emergency visits and overall patient costs.

Our Ultrasound-on-Chip™ technology enables whole-body complete ultrasound imaging with a single probe, as the Butterfly iQ and iQ+ have a frequency range that enables our device to produce ultrasound imaging anywhere on the body. Our solution is the only ultrasound transducer that can perform whole-body imaging in a single handheld probe using semiconductor technology. In addition, the 60 year-old piezoelectric crystal technology used in existing devices has been less affordable and has not been able to achieve the same versatility or system interoperability. Because our device is portable, practitioners can easily carry this device with them, providing access to ultrasound virtually anywhere. While currently our device is used in traditional scan settings, such as hospitals, imaging centers, and physicians’ offices, we believe our device’s mobility will enable expansion to pre-hospital settings, urgent care clinics, long-term care and rehabilitation centers, dialysis centers, ambulatory surgery centers, veterinary clinics, and, subject to marketing authorization, homes.

We currently sell the Butterfly iQ+ device through our eCommerce website, with an optional accompanying software membership at various prices depending on the type of subscription. We offer a Pro subscription with one user license included, a Pro Team subscription with five user licenses included, and an enterprise subscription with tiered level pricing. We also sell accessories that supplement our device, including a carrying case, charger (complimentary with the purchase of the device), holster, and cable accessories. Legacy Butterfly has been selling the first generation Butterfly iQ since 2018 and launched the second generation Butterfly iQ+ in October 2020.

Our Butterfly iQ+ device connects directly to an iPhone or Android smartphone and tablet to provide its imaging and software features for more than two consecutive hours and charges to full battery in approximately five hours. Our proprietary software harnesses AI designed to drive ease-of-use for image acquisition and improved analysis, further used to guide and educate practitioners, as well as provide quality control. The Butterfly iQ+ has 20 pre-set settings generated in part with AI that optimize images obtained from scanning different areas of the body. Within the Butterfly application, users can utilize five imaging modes, including B-Mode, Color Doppler, M-Mode Power Doppler and Pulsed Wave Doppler, as well as additional measuring tools and obstetrician calculations. These features allow healthcare practitioners to perform surface area and volume measurements on the anatomical objects that are imaged and can use color Doppler to identify movement of fluid, similar to features provided by legacy products in the market. For the obstetric clinicians, the device tools can perform gestational age and amniotic fluid index calculations. We believe these pre-set settings and intuitive operation features through smartphones will enable healthcare practitioners who are not medical imaging experts to adopt our device, expanding our user base beyond the traditional, limited ultrasound user base. This traditional base of ultrasound users has been limited because existing ultrasound devices often require unique environments and extensive training to operate, while the Butterfly iQ+ device can be used by general and other healthcare practitioners across the healthcare industry.

3D Bladder scan with AI-based Auto Bladder Volume tool /

Education and Image Storage /

Color Doppler tool

Through our software subscription options, users can upload scanned images to our HIPAA-compliant cloud, which has unlimited storage and links to hospital and office systems, allowing for seamless transfer of images that can also be accessed from a desktop computer. As telemedicine continues to make headway through our healthcare system, our software application features TeleGuidance, which is the world’s first integrated ultrasound telemedicine platform. This tool, if eventually approved, would allow a remote, trained healthcare practitioner to view the ultrasound imaging through the smartphone application and live video. Our platform also features education tools to enable users to quickly gain proficiency in conducting exams. As we continue to expand on these features, our software updates are implemented real-time, equipping users with new features and techniques with each update.

Our Butterfly iQ+ device is competitively priced at $1,999 per device through our eCommerce website, and combined with our standard single-user software license, the total estimated cost of use amounts to a daily average of less than $3, assuming an illustrative three year ownership period. This compares to the cost of $5,000 to $7,000 per device for point-of-care / handheld competitors, generally requiring two to three probes to cover a comparable range of cleared indications to the single probe Butterfly iQ+, and pricing of legacy cart-based incumbents, which are $5,000 to $30,000 per new device on the low end and can be as much as $100,000 to $250,000 per new device on the high end, before service and maintenance fees. Additionally, the Butterfly iQ+ device’s remote capabilities, interoperability with other systems, ease-of-use, and affordability allow trained practitioners to perform ultrasounds from any location where healthcare is provided and we believe will eventually increase the user base to consumers and non-experts should the appropriate marketing authorizations be obtained for such intended uses, in accordance with our mission to democratize healthcare by increasing accessibility to medical imaging. We believe this user base expansion and subsequent adoption is our largest growth driver and represents the forefront of a medical imaging revolution.

Furthermore, we believe our device’s ability to perform ultrasound outside of traditional environments and by non-expert users will allow for prevention and earlier detection and enable healthcare practitioners outside of traditional environments to use ultrasound to make more precise diagnosis of malignancies. This provides patients with faster access to treatment, ultimately reducing cost and improving patient health outcomes. The reduced cost will also result from lower-cost medical professionals performing diagnosis, enabled by the device’s intuitive user interface. We believe our device is also more convenient for patients, as the device can be brought to the patient at the bedside (or, subject to future marketing authorizations, to their home), thereby reducing or eliminating patient wait times while providing secure patient image access. With our device’s differentiating characteristics, we believe our business is aligned with long-term healthcare mega-trends, most notably the acceleration of value-based and patient-centric approach to care.

We believe that the software and analytics capabilities of our solution coupled with the next generation Butterfly iQ+ device empowers smarter and expanded scanning and compliant coding and documentation that can generate both incremental revenue for healthcare systems and independent practitioners, but also reduce costs for payers from earlier detection and prevention of adverse downstream events due to suboptimal care decisions or treatment complications. The Butterfly iQ+ leverages pre-existing, routine CPT codes that enable healthcare providers and practitioners to obtain per-scan reimbursement in the specialties of anesthesiology, cardiology, critical care, emergency medicine, endocrinology and ultrasound-guided procedures. We intend to pursue incremental, new or expansionary CPT codes for reimbursement in future scan categories and categories concurrent to support the successful go-to-market strategy of the product pipeline.

Product Roadmap

Our product roadmap will continue to position us as a leading disruptor in the medical imaging market and remote patient monitoring market, which we believes consists of over 100 million patients in the United States alone. As the first semi-conductor based point-of-care ultrasound, the original Butterfly iQ product launched in 2018 was a differentiated product. We plan to continually improve this product, which will allow us to continue to innovate up the performance curve. A first step to this was the launch of the next-generation product Butterfly iQ+ in 2020, which has improved image quality, industry-leading durability, and new functionalities such as bi-plane needle visualization through Needle VizTM technology and 3D scanning.

We expect to continue development of the hardware with product offerings that may include enhanced performance, improved image quality and alternative form factors.

In addition to our hardware innovations, we employ a team of computer scientists focused on developing software features that enhance our device’s user interface and increase ease-of-use to continue to expand our user base. Through our intuitive features and continued user education initiatives, we expect to generate high adoption rates among healthcare practitioners and further expand our user base into the patient’s home subject to obtaining the appropriate marketing authorizations. Furthermore, we believe our SDK will continue to drive additional enhancements generated by our user base, simultaneously increasing the applicability of our solution and driving adoption and retention in our addressable market.

Beyond these hardware and software product roadmaps, we plan to develop new innovative products, services and software applications, leveraging the company’s core technology and platform capabilities. Through this product development, we believe we will be positioned to remain on the forefront of medical imaging with a continued focus on increasing accessibility, allowing us to fulfill our mission of democratizing healthcare by making medical imaging available to everyone around the world.

Our People

Our mission is to democratize healthcare and to make medical imaging accessible to everyone around the world by using our proprietary technology.

We believe that our people are the reason for our success and we have organized ourselves to maximize productivity and performance. We maintain a high bar for talent and actively work to build diversity within our workforce.

As of March 1, 2021, we had 260 employees, including 260 full-time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Sales and Marketing

Marketing and Brand Building

Our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. In addition to print and digital advertising, positive feedback about the Butterfly iQ+ among practitioners has historically been a significant driver of sales, as healthcare practitioners share their appreciation for the Butterfly iQ and Butterfly iQ+ within their medical communities, yielding a strong net promoter score of 64 (USA) as of March 1, 2021. We have conducted customer outreach and marketing through articles and other media coverage about our products. We market our products through our targeted sales organization, which is engaged in sales efforts and promotional activities primarily to health systems or institutions. Outside of the United States, we market our products directly to healthcare institutions and through eCommerce. In the United States, we sell to or have agreements in place with most of the largest 100 U.S. healthcare systems.

We use a variety of marketing tools to drive adoption, ensure continued usage and establish brand loyalty for our devices and software. We recognize the importance of the role of education in accelerating adoption of our products by those medical professionals without existing ultrasound skills. To that end, we have hired a renowned point-of-care ultrasound, or POCUS, educator to lead team expansion and offerings to include didactic, synchronous and asynchronous coaching, quality as a service and a formal learning management system to track clinicians’ progress. In addition to creating awareness of the benefits of our hand-held ultrasound device and the advantages of our technology for healthcare providers and patients, we engage customer service representatives who are dedicated to educating practitioners on the unique features of our device and software and who have published numerous training videos and tutorials in response to frequently asked questions.

Sales

The Butterfly iQ+ is commercially available in over 20 countries, including the United States, Canada, Australia, New Zealand, throughout greater Europe and in parts of Latin America. We believe the Butterfly iQ device has the potential to reach up to 40 million global healthcare practitioners, across both developed and emerging markets. Of the approximately 40 million global healthcare practitioners, we view a subset of approximately eight million as our initial target market, which is comprised of approximately three million medical doctors across anesthesiology, primary care, medical education, emergency medicine, hospital medicine, musculoskeletal, and urology, as well as approximately five million nurses, defined as one-third of the nurses and midwives, all within our core geographies of North America, Asia, Europe and Latin America. Beyond this initial market, we believe there are approximately nine million additional medical doctors (12 million total) and approximately 23 million additional nurses and midwives (approximately 28 million total) that would benefit from use of handheld ultrasound devices. We believe the mobility, affordability, and ease-of-use characteristics of the device will empower users to operate the Butterfly iQ device outside traditional scan settings, such as pre-hospital environments, urgent care clinics, long-term care and rehabilitation centers, dialysis centers, ambulatory surgery centers, veterinary clinics, and subject to future marketing authorizations, the home, all in both developed and emerging markets.

One of our largest growth opportunities is the potential expansion into remote patient monitoring with wearable products and products designed for use in the home, subject to obtaining appropriate marketing authorizations. This potential market contains more than 100 million patients with chronic diseases in the United States alone, including more than 25 million patients in the United States with urinary incontinence, more than 5 million patients in the United States with congestive heart failure, and approximately 500,000 patients in the United States in need of regular dialysis.

Butterfly iQ+ is commercially available in over 20 countries, including the United States, Canada, Australia, New Zealand, throughout greater Europe and in parts of Latin America. Butterfly’s commercialization strategy is predicated on three primary channels:

•	an eCommerce website through which we sell the Butterfly iQ+ to healthcare practitioners in these geographies;

•	a targeted enterprise sales force focused on direct, large-volume sales to large healthcare system-wide implementations in the United States and in select markets; and

•	distributors, veterinary and affiliates to unlock additional channels to supplement our direct and eCommerce sales.

Our eCommerce channel is focused on building awareness of our brand, attracting qualified traffic to our website and converting healthcare practitioners who visit the website to customers that purchase our products. The sales cycle through our eCommerce channel is short and simple, where a potential user’s positive purchase intent is followed immediately by a purchase. For sales to individuals, our eCommerce channel replaces the need for a sales force. By contrast, our large-volume enterprise sales reflect a complex, multi-step sales cycle involving many parties and components, including sales and integration support and customer service personnel. Sales through distributors entails our development of relationships with parties to whom we can delegate our sales in our target markets.

As we continue to simplify enterprise workflow and develop relationships with larger health systems, we have experienced an increase in the proportion of our sales from enterprise sales compared to eCommerce. Because institutions often make decisions to purchase on a system-wide level, enterprise sales typically generate economies of scale with larger volumes and larger numbers of users, while also increasing user retention. The enterprise channel also yields a higher subscription price, which further increases our profitability on devices and subscriptions sold. We are working to continually shift volumes to the enterprise channel with the aim of ultimately using this as our primary channel, which may require increases in our sales force.

During the year ended December 31, 2020, Legacy Butterfly’s device sales generated approximately 82.9% of its revenue, with its subscription revenue comprising the remaining 17.1%. As adoption of our devices increases through further penetration and healthcare practitioners in the Butterfly network continue to use our devices, we expect our revenue mix to shift toward subscriptions. Because the cost and associated expenses to maintain our software are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in margin over time.

In terms of geographic markets, for the fiscal year ended December 31, 2020, a substantial majority of Legacy Butterfly’s revenues were derived from sales to customers based in the United States (87% in the year ended December 31, 2020). We aim to further expand our international customer base in the future. We believe our differentiated Butterfly iQ handheld device and our growing user base of Butterfly iQ practitioners, with sales to or agreements with most of the top 100 U.S. healthcare systems and across more than 40 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.

We continue to develop our sales and marketing organization, which consists of a dedicated sales team complemented by a marketing team as well as sales and marketing support personnel. Our sales force (including marketing, sales and sales and marketing support personnel) as of December 31, 2020, consisted of 51 persons, 46 of whom were located in the United States and five of whom were located in Europe and Australia.

Manufacturing

Our Butterfly iQ products are built using both custom-made and off-the-shelf components supplied by outside manufacturers and vendors located in China, Taiwan and Thailand. One key custom-made component in the Butterfly IQ probe is the transducer module for the printed circuit board of the chip. The majority of the other components for the Butterfly iQ probe are off-the-shelf.

We purchase some of our components and materials used in manufacturing, including the transducer module, from single sources. Although we believe that alternatives would be available, it would take time to identify and validate replacement components, which could negatively affect our ability to supply our products on a timely basis. We cannot give assurances that any alternative supplier would be able to recreate the manufacturing processes currently in use. To mitigate this risk, we typically carry a significant inventory of critical components.

All of our iQ probes are manufactured, tested, shipped and supported by Benchmark Electronics, Inc., or Benchmark, from its facilities in Thailand. We believe that this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for our iQ products, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed.

Key Agreements

Foundry Service Agreement with Taiwan Semiconductor Manufacturing Company Limited

We entered into a Foundry Service Agreement, or FSA, with Taiwan Semiconductor Manufacturing Company Limited, or TSMC, as amended, under which TSMC agreed to manufacture integrated circuits used for the semiconductor chips in our probes. The FSA provides for us to place purchase orders with TSMC, which are not binding until accepted by TSMC. The FSA also provides for TSMC to use commercially reasonable efforts to support us for our products to be manufactured at TSMC and for us to meet minimum purchase obligations. Under the agreement, we prepaid an amount to TSMC to be used against a portion of the purchase price for future purchases once the prepayment amount is reached. To the extent that we fail to fulfill our monthly wafer consumption requirement, TSMC has the right to deduct the shortfall from payments made by us to TSMC. In addition, we are required to buy back from TSMC unused raw wafers that TSMC purchases from its supplier.

The FSA also provides that TSMC will indemnify us for intellectual property infringement or misappropriation claims against us related to the wafer manufacturing process and that we will indemnify TSMC for any intellectual property infringement or misappropriation claims arising from TSMC’s compliance with our instructions, specifications, designs or requirements to manufacture, sell, or ship the wafers or arising from any harm caused by our medical device products.

The FSA’s initial term expires on December 31, 2022, subject to automatic renewal for successive two-year terms unless terminated by either party upon three months’ notice prior to the end of the then-current term. The FSA may also be terminated by written notice at any time upon the bankruptcy or insolvency of or upon or after a material breach by the other party. After the initial two-year term, either party may terminate the FSA immediately, with or without cause, by giving the other party 12 months prior written notice of termination. TSMC may terminate the FSA if we do not place a purchase order for a period of 12 consecutive months or upon certain change of control transactions, including a merger, consolidation or other change of control or similar transactions to which we are party involving a semiconductor provider.

In connection with the FSA, we and TSMC developed a propriety manufacturing process and continue to collaborate on manufacturing process improvements.

Manufacture and Supply Agreement with Benchmark Electronics, Inc.

In October 2015, we entered into a Manufacture and Supply Agreement with Benchmark, which was amended in August 2019, or the MSA. Under the MSA, as amended, Benchmark agreed to manufacture our products pursuant to binding purchase orders, as well as non-binding forecasts. The parties have agreed to meet periodically regarding any minimum order quantities under the MSA.

Under the terms of the MSA, we granted Benchmark a non-exclusive, non-transferable, revocable, fully-paid, royalty-free license, without the right to sublicense, to use our technology solely to manufacture our products. The MSA provides that we will own any right, title and interest in any improvements or modifications to our technology made in the course of performance of Benchmark’s obligations under the MSA. We and Benchmark also agreed to indemnify each other against certain third-party claims.

The MSA has an initial three-year term and will renew automatically for additional two-year terms unless either party gives 180 days’ prior written notice before the end of the then-current term to the other party electing not to renew the agreement. The MSA or any purchase order under the MSA may be terminated by either party for convenience upon 90 days’ prior written notice to the other party. The MSA may also be terminated by either party by written notice upon the occurrence of (i) a breach by the other party under the agreement which is not cured within 30 days after written notice by the terminating party, (ii) other party becomes insolvent, dissolves, liquidates or ceases to conduct business or (iii) the occurrence of payment-related breaches. Benchmark may also terminate the agreement upon the filing of any petition against us under bankruptcy or similar laws, where such petition is not vacated within 10 days via court order.

Distribution Agreement with Cardinal Health 105, Inc.

In July 2018, we entered into a Distribution Agreement with Cardinal Health 105, Inc., or Cardinal Health. Under the Distribution Agreement, we are responsible for delivery of our products to Cardinal Health’s facilities, and Cardinal Health acts as the distribution agent and authorized distributor of record of our products to our customers, including, but not limited to, wholesalers, specialty distributors, physicians, clinics, hospitals, pharmacies and other healthcare providers in the United States. Under the Distribution Agreement, we provide Cardinal Health with forecasts of the volume of our products to be handled and distributed by Cardinal Health. We make payments to Cardinal Health for its distribution services pursuant to a fee schedule.

The initial term of the Distribution Agreement expired in August 2020. The Distribution Agreement is subject to automatic renewal for additional successive two-year terms unless we terminate the agreement upon 90 prior written days’ notice or Cardinal Health terminates the agreement upon written notice of non-renewal to us at least 180 days prior to the end of a term. Either party may terminate the Distribution Agreement upon (i) the other party’s entry into bankruptcy proceedings, receipt of a bankruptcy order that is not discharged within 30 days, or similar events, or (ii) a material breach by the other party that is not cured within 30 days after the non-breaching party gives written notice. Additionally, if we breach our payment obligations under the Distribution Agreement and such breach is not cured within 15 days after Cardinal Health provides written notice of non-payment, Cardinal Heath may terminate the agreement upon 90 days’ prior written notice.

Intellectual Property

Protection of our intellectual property is a strategic priority for its business. We rely on a combination of patents, trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies.

The patents owned and in-licensed by us are generally directed to the architecture of our ultrasonic imaging devices, our microfabricated ultrasonic transducers and machine learning for ultrasound applications. We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development. We believe that our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio.

Butterfly iQ, iQ+ and Related Technology

As of December 31, 2020, we owned approximately 280 issued patents and approximately 540 pending patent applications. Of our approximately 280 issued patents, approximately 80 were issued U.S. utility patents and approximately 30 were issued U.S. design patents. Of our approximately 540 pending patent applications, approximately 145 were pending U.S. utility patent applications and approximately 15 were pending U.S. design applications. In addition, as of December 31, 2020, we owned approximately 170 issued patents in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan and Korea, and approximately 380 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, corresponding to the foregoing. In total, as of December 31, 2020, we owned approximately 175 patent families generally directed to our ultrasound products, including manufacturing, circuit components, and add-on features. These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2030 and 2040.

In addition to patents, we also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using or incorporating the proprietary rights of third parties during their engagement with us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

License Agreements

We have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to our technologies or other intellectual property rights or assets.

Exclusive (Equity) Agreement with Leland Stanford Junior University

In June 2013, we entered into an Exclusive (Equity) Agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford. Pursuant to the Stanford Agreement, Stanford granted us a co-exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by patent rights to Stanford’s wafer bonding technology. The rights licensed tous are for ultrasound applications using the wafer bonding technology excluding certain applications, and the license remains exclusive, except for certain non-exclusive applications, until the earlier of December 23, 2023 or the seventh anniversary of the first sale of any product using the licensed technology, and thereafter will be nonexclusive until the last licensed patent expires. The last licensed patent is currently expected to expire in 2030. The rights licensed to us, except for the non-exclusive applications, are sublicensable during such exclusive term, subject to our continued development or sale of the products using the technology licensed under the agreement and, following the exclusive term, subject to Stanford’s prior approval. The Stanford Agreement outlines certain milestones to be met by us in connection with the development and sales of these products.

Under the terms of the Stanford Agreement, we paid a one-time, non-refundable upfront royalty fee. We are required to pay Stanford low single-digit royalties on all net sales of products that use the licensed technology, as well as a portion of any sublicensing revenues, during the term of the Stanford Agreement and if certain products using the licensed technology are made, used, imported, or offered for sale before the date the Stanford Agreement terminates, and those products are sold after the termination date, we will pay Stanford an earned royalty for our exercise of rights based on the net sales of those products. We are also obligated to pay Stanford annual license maintenance fees, which are fully creditable against any royalty payments made by us for such year. We are also required to provide Stanford with periodic reports documenting our progress toward the development and commercialization of products using the licensed technology. Stanford is responsible under the agreement for preparing, filing and prosecuting patent claims and for maintaining the patents pertaining to the licensed technology.

Stanford may terminate the agreement in the event that we are materially delinquent on any payment, fail to diligently develop and commercialize a product incorporating the licensed technology, materially miss a milestone under the agreement, are in material breach of any substantive provision under the agreement, or knowingly provide any false report or are materially delinquent on any report, in each case which is not remedied within cure period. In addition, if we are not diligently developing and commercializing such a product incorporating the licensed technology, materially miss a milestone or knowingly provide a false report or are delinquent on any report, and we do not cure, the agreement shall not terminate, but it remains subject to termination by Stanford and the license shall convert to a non-exclusive license. We may terminate the agreement at any time upon at least 30 days’ prior written notice. Upon termination of the agreement, all rights to the licensed technology revert to Stanford. Legacy Butterfly’s obligation to pay royalties accrued or accruable survives any termination or expiration of the agreement.

Government Regulation

The diagnostic medical devices that we manufacture and distribute are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, packaging, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device can be approved for marketing and commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to paying for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.

U.S. Laws and Regulations

At the federal level, our diagnostic ultrasound products and certain accessories are medical devices subject to extensive and ongoing regulation by the FDA. Under the Federal Food, Drug and Cosmetic Act, referred to as the FDCA, and its implementing regulations, the FDA regulates product design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for electronic products that emit radiation, such as x-rays, although diagnostic ultrasound products like ours are subject only to a limited portion of those requirements. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

In addition, the commercialization and use of our devices in the United States is subject to regulation by the U.S. Department of Health and Human Services, or HHS, and state agencies responsible for reimbursement and regulation of payment for health care items and services. Federal laws and regulations apply primarily in connection with government payer programs such as the Medicare and Medicaid programs, but state laws apply more broadly, encompassing health care items and services covered by private payers. At the state and federal level, the government’s interest is in regulating the quality and cost of health care and protecting the independent clinical judgment of licensed healthcare providers.

The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our products to ensure that any claims made in commerce are consistent with the products’ regulatory clearances, that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that patient or physician testimonials or endorsements we or our agents disseminate comply with disclosure and other regulatory requirements. In general, medical device manufacturers and distributors may not promote or advertise their products for uses not within the scope of a given product’s intended use(s), make unsupported safety and effectiveness claims, or use third parties to make claims about the product that the manufacturer/distributor could not lawfully make itself.

FDA Regulation of Medical Devices

The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of Class II (except for Class II devices exempt from pre-market notification requirements) and Class III medical devices within the United States must be preceded either by a pre-market notification and clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval, or PMA, (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with user fees (over $12,000 for a 510(k) and $365,000 for a PMA in FY 2021), although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. All classes of devices must comply with FDA’s Quality System Regulation, or QSR, establishment registration, medical device listing, labeling requirements, and medical device reporting, or MDR, regulations, which are collectively referred to as device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines or particularized labeling. Some Class I and Class II devices can be exempted by regulation from the requirement of compliance with substantially all of the QSR.

A 510(k) pre-market notification must contain information sufficient to demonstrate that the new device is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent to such a so-called “pre-amendments” device. To obtain 510(k) clearance for a non-exempt Class II device, we must submit a pre-market notification to the FDA demonstrating that our product is substantially equivalent to such a predicate device. The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted, but it may take longer if the FDA has significant questions or needs more information about the new device or its manufacturing or quality controls.

As part of the 510(k) notification process for Class II devices like our iQ system, which has an existing classification regulation available for purposes of the regulatory filing, the FDA may require the following:

•	Comprehensive product description and indications for use.

•	Extensive pre-clinical tests and/or pre-clinical animal studies, performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations, as well as any performance standards or other testing requirements established by FDA through regulations or device-specific guidance.

•	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices.

Assuming successful completion of all required testing, a detailed 510(k) notification is submitted to the FDA requesting clearance to market the product. This pre-market notification includes all relevant data from pertinent pre-clinical and clinical trials (if applicable), together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation. The FDA evaluates all 510(k) submissions prior to filing for full review based on specific acceptance criteria and may issue a refuse-to-accept notification if the submission is deficient with respect to any of the established criteria. If the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use. If the FDA determines that the applicant’s device is not substantially equivalent to the predicate device(s), the agency will issue a not-substantially-equivalent letter stating that the new device may not be commercially distributed.

After a new medical device receives FDA 510(k) clearance, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) notification or PMA in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA may also require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA approval for the modification is obtained.

If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. However, if such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process. The De Novo classification process allows a device developer to request that the novel medical device be able to obtain marketing authorization as either a Class I or Class II device, rather than having it regulated as a high-risk Class III device subject to the PMA requirements. In December 2018, the FDA issued a Proposed Rule that would formally codify requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request. Although this rule was expected to be finalized during the second half of 2020, it remains pending at FDA and the rulemaking process may be subject to additional activity after the COVID-19 pandemic abates and pressure on the FDA’s Center for Devices and Radiological Health, or CDRH, is reduced. Over the past 20 years, the De Novo process has been implemented by the FDA pursuant to statutory authorities and through informal guidance and iterative changes by Congress. The Proposed Rule allowed industry stakeholders to participate in the development of the FDA’s policies and procedures for De Novo requests through the notice-and-comment rulemaking process. Although the Proposed Rule, if finalized by the FDA, would not impact our marketed products and is not expected to impact our products in current development, the FDA’s activities are aimed at creating predictability, consistency and transparency for innovative medical device developers.

As an alternative to the De Novo classification process, a company that develops or manufactures a novel device could also file a reclassification petition seeking to change the automatic Class III designation of the novel post-amendment device under Section 513(f)(3) of the FDCA. The FDA can also initiate reclassification of an existing device type on its own initiative. In December 2018, the FDA issued a final rule to clarify the administrative process through which the FDA reclassifies a medical device. To reclassify a device under section 513(e) of the FDCA, the FDA must first publish a proposed reclassification order that includes a summary of the valid scientific evidence that supports the reclassification; convene a device classification panel meeting; and consider comments to the public docket before it then publishes a final reclassification order in the Federal Register.

Our iQ and iQ+ probes have been classified and are regulated as Class II devices, although future products we develop may be classified as Class III devices and may require a PMA. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use(s). A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, it is considered “filed” and the FDA begins an in-depth review of the submitted information. During this substantive review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with the QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.

FDA review of a PMA application is required to be completed within 180 days of the application’s filing date although in some cases approval may take significantly longer. The current user fee agreement between the FDA and the medical device industry sets as a target that PMA reviews be completed in under one year. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	the product may not be safe or effective for its intended use(s) to the FDA’s satisfaction;

•	the data from the applicant’s pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities that the applicant uses may not meet applicable requirements; and

•	changes in the FDA approval policies or adoption of new regulations may require additional data to demonstrate the safety or effectiveness of the device.

If an FDA evaluation of a PMA application or manufacturing facility is favorable, the FDA will generally issue an “approval letter,” which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been met to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facility is not favorable, the FDA will deny approval of the PMA or issue a “not approvable letter.” The FDA may also determine that additional trials are necessary, in which case the PMA approval may be delayed for several months or years while such additional trials are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy. PMA approval may also be granted with post-approval requirements such as the need for additional patient follow-up for an indefinite period of time.

New PMA applications or PMA supplements may be required for any modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplements are limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive clinical data or the convening of an advisory panel.

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) pre-market notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by a duly-appointed IRB at each clinical trial site. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice, or GCP, requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

The commencement or completion of any of our clinical trials may be delayed or halted, or may be inadequate to support approval of a PMA application (or clearance of a 510(k) notification, as applicable), for numerous reasons, including, but not limited to, the following:

•	the FDA, the IRB(s), or other regulatory authorities may not approve a clinical trial protocol or a clinical trial, or may place a clinical trial on hold;

•	participants may not enroll in clinical trials at the rate we anticipate;

•	participants may not comply with trial protocols;

•	participant follow-up may not occur at the rate we anticipate;

•	patients may experience adverse side effects;

•	participants may die during a clinical trial, even though their death may not be related to the use of our products;

•	IRBs and third-party clinical investigators may delay or reject our trial protocol;

•	third-party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, GCPs or other FDA requirements;

•	we or third-party organizations may not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	third-party clinical investigators may have significant financial interests related to us or the study that the FDA deems sufficient to make the study results unreliable, or we or investigators fail to disclose such interests;

•	any unfavorable regulatory inspections of our clinical trial sites or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	the interim or final results of the clinical trial may be inconclusive or unfavorable as to safety or effectiveness; and

•	the FDA may conclude that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.

In 2017, we received 510(k) clearance from the FDA for our iQ probe, and the FDA determined, following a 2020 pre-submission meeting with us, that the Butterfly iQ+ was eligible to be marketed under the original 510(k).

In addition, our proprietary software and data transfer service allows researchers to control the transfer of data from certain devices to research tools and databases according to their own research workflows. The infrastructure of the data management service is considered a “medical device data system”, or MDDS, and does not require 510(k) clearance. An MDDS is a hardware or software product that transfers, stores, converts, formats, and displays medical device data. An MDDS does not modify the data or modify the display of the data, and it does not by itself control the functions or parameters of any other medical device. An MDDS is not intended to be used for active patient monitoring. Software that meets the definition of an MDDS (such as that comprising our service offering) is excluded from the definition of “device” under the FDCA, and from the regulations applicable to devices, while hardware that meets the definition of an MDDS is generally classified as a low-risk, Class I device product that is exempt from pre-market review and notification.

After a device is authorized for marketing and placed in commercial distribution (or, for 510(k)-exempt products, placed into commerce without first obtaining FDA clearance or approval), numerous regulatory requirements continue to apply to the device. All device classes must meet general regulatory controls, including:

•	establishment registration and device listing;

•	the QSR, which requires manufacturers to follow design, testing, control, storage, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures;

•	labeling regulations, which govern the mandatory elements of the device labels and packaging (including Unique Device Identifier markings for certain categories of products);

•	the MDR regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	voluntary and mandatory device recalls to address problems when a device is defective and/or could be a risk to health; and

•	correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

Also, the FDA may require us to conduct post-market surveillance studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	Warning Letters or Untitled Letters that require corrective action;

•	fines and civil penalties;

•	unanticipated expenditures;

•	delays in approving/clearing or refusal to approve/clear our future products;

•	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

•	suspension or withdrawal of FDA approval or clearance;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

We and our contract manufacturers, specification developers, and some suppliers of components or device accessories are also required to manufacture medical device products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, unless explicitly exempted by regulation. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic and often unannounced inspections that may include the manufacturing facilities of our subcontractors. Following such inspections, the FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer, or Untitled Letters, which are used for less serious violations that may not rise to the level of regulatory significance, or it may take more significant administrative or legal action. For example, if the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements and patients are being subjected to serious risks, it can shut down our manufacturing operations, require recalls of our products, refuse to approve new marketing applications, initiate legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.

U.S. Fraud and Abuse Laws and Other Compliance Requirements

Successfully commercializing a medical device or technology depends not only on FDA approval, but also on broad health insurance or third-party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. Favorable coverage decisions by government payors like Medicare or Medicaid are critical because private payors typically follow the government’s lead regarding reimbursement. However, manufacturers whose technology is reimbursed by the government payors are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.

Anti-kickback Laws.   The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services — Office of the Inspector General, has issued regulations, commonly known as safe harbors, which set forth certain provisions that, if satisfied in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws. The Anti-Kickback Statute is broadly interpreted and aggressively enforced, with the result that beneficial commercial arrangements can be criminalized in the health care industry because of the Anti-Kickback Statute.

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the government programs such as Medicare and Medicaid.

Federal False Claims Act.   The federal False Claims Act prohibits knowingly presenting, or causing to be presented, a false claim, or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. In addition, the Affordable Care Act amended federal law to provide that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

Federal Physician Self-Referral Law.   The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute: to the extent that the statute is implicated and an exception does not apply, the statute is violated. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients. Violations of the Stark Law must be reported and unauthorized claims must be refunded to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. Violations of the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Law and/or the federal False Claims Act can also form the basis for exclusion from participation in federal and state healthcare programs.

Civil Monetary Penalties Law.   The Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions (as defined in the CMPL). Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.

State Analogs of Federal Fraud and Abuse Laws.   Many U.S. states have their own laws intended to protect against fraud and abuse in the health care industry and more broadly. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects. Penalties for violating these laws can range from fines to criminal sanctions.

HIPAA and Other Privacy Laws and Regulations.   The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information”, or PHI, under HIPAA. HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. HIPAA requires covered entities to comply with privacy regulations limiting the use and disclosure of PHI, or the Privacy Rule, and security regulations that require the implementation of administrative, physical and technical safeguards to protect the security of such information, or the Security Rule. HIPAA also requires covered entities to provide notification to affected individuals and to the federal government in the event of a breach of unsecured PHI, or the Breach Notification Rule. Certain provisions of the Privacy Rule and all provisions of the Security Rule apply to “business associates,” or organizations that provide services to covered entities involving the use or disclosure of PHI. Business associates, like us, are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The HIPAA privacy and security rule impose and will continue to impose significant costs on us in order to comply with these standards.

In addition, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act that went into effect January 1, 2020.

FCPA and Other Anti-Bribery and Anti-Corruption Laws.   The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals or organizations in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

Physician Payment Sunshine Act.    Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA-regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain payments and other transfers of value that we make to U.S.-licensed physicians or U.S. teaching hospitals. We are also required to report certain ownership interests held by physicians and their immediate family members. In 2018, the law was extended to require tracking and reporting of transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners. Reporting requirements will go into effect in 2022 for payments and transfers of value made to these additional practitioner-types in 2021. Centers for Medicare and Medicaid Services has the potential to impose penalties of up to $1.15 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

International Laws and Regulations

International marketing and distribution of medical devices are subject to regulation by foreign governments, and such regulations may vary substantially from country to country. The time required to obtain marketing authorization in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, or EU, United States, Canada and various other industrialized countries.

The primary regulatory environment in Europe is that of the European Economic Area, or EEA, which is comprised of the 27 Member States of the EU, Iceland, Liechtenstein and Norway. In the EEA, medical devices currently are required to comply with the Essential Requirements defined in Annex I to the EU Medical Devices Directive, or MDD, (applicable in the non-EU EEA Member States via the Agreement on the EEA), a coordinated system for the authorization of medical devices. The directives and standards outlined in the MDD regulate the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “notified body.” A notified body is an organization designated by an EU country to assess the conformity of certain products before being placed on the market. These bodies carry out tasks related to conformity assessment procedures set out in the applicable legislation, when a third party is required. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU.

In 2017, EU regulatory bodies finalized a new Medical Device Regulation, which replaced the existing MDD framework and provided three years for transition and compliance, for a final effective date of May 26, 2020. As a result of the COVID-19 pandemic, however, the European Parliament voted in April 2020 to postpone implementation of the Medical Device Regulation by one year, giving the medical device industry and Notified Bodies until May 26, 2021 to come into compliance, assuming no additional delays are needed. The Medical Device Regulation changes several aspects of the existing regulatory framework for medical device marketing in Europe and is expected to result in increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market.

Outside of the EU, regulatory authorization needs to be sought on a country-by-country basis in order for us to market our products. Some countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval/clearance, and regulation, therefore requiring us to seek marketing authorizations on a country-by-country basis.

Outside the United States, a range of anti-bribery and anti-corruption laws, as well and some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Such laws include, but are not limited to the UK Bribery Act of 2010. Further, the EU member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.

In the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became stronger in May 2018. We are subject to, and work to maintain compliance with, the EU General Data Protection Regulation, or GDPR. The GDPR applies across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such EU-based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview must allocate substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect to incur continued costs associated with maintaining compliance with GDPR into the future.

We will also be subject to evolving EU laws on data export, where we transfer data outside the EU to ourselves, group companies or third parties. The GDPR only permits exports of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), or Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. Consequently, it is an ongoing challenge for data importers like us to identify compliant methods of data transfers necessary for their businesses. There is some risk of any of data transfers from the EU being halted.

Further, as a result of the United Kingdom’s decision to leave the EU on January 31, 2020, a decision often referred to as Brexit, there has been some uncertainty with regard to data protection regulation in the United Kingdom. While the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it was not clear whether a transfer of data from the EEA to the United Kingdom would remain lawful under GDPR as of the end of a Brexit transition period on December 31, 2020, when the United Kingdom was treated as a third country for purposes of the GDPR (and other EU laws). On December 24, 2020, the United Kingdom and the EU reached an agreement in principle on the EU-UK Trade Agreement, or the Trade Agreement. Under the Trade Agreement, for data protection purposes, there is a new transition period of up to six months to enable the European Commission to complete an adequacy assessment of the United Kingdom’s data protection laws. For the time being, personal data can continue to be exported from the EEA to the United Kingdom without a requirement that additional safeguards be adopted, and such transfers will not be prohibited by the GDPR. The new transition period began on January 1, 2021, and ends either (1) on the date which an adequacy decision in relation to the United Kingdom is adopted by the European Commission under the GDPR, or (2) four months after January 1, 2021, which the GDPR shall be extended by two months unless either the EU or the United Kingdom objects. If the European Commission does not reach an adequacy determination regarding United Kingdom data protection laws, transfers of personal data from the EU to the United Kingdom will be prohibited under the GDPR unless EU data exporters take further steps to ensure adequacy for such EU personal data.

Corporate Information

Longview was incorporated in Delaware on February 4, 2020. It was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Legacy Butterfly was incorporated under the laws of the State of Delaware on January 25, 2011. On February 12, 2021, Longview and Legacy Butterfly completed the Business Combination, pursuant to which Legacy Butterfly became a wholly owned subsidiary of Longview, Longview’s corporate name was changed to Butterfly Network, Inc. and the business of Legacy Butterfly became the business of the Company. We have wholly owned subsidiaries organized in Australia, Germany, the Netherlands, the United Kingdom and Taiwan. Our principal executive offices are located at 530 Old Whitfield Street, Guilford, Connecticut 06437, and our telephone number is (203) 689-5650.

Information Available on the Internet

Our internet address is https://www.butterflynetwork.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission or the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A.	RISK FACTORS

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. These statements include projections about our finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report.

You should consider carefully the following risk factors, together with all of the other information included in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Butterfly Network, Inc. and its subsidiaries following the Business Combination, or to Legacy Butterfly or Longview prior to the Business Combination, as the case may be.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.

Since inception, we have devoted substantially all of our financial resources to develop our products and related services. We have financed our operations primarily through the issuance of equity and convertible debt securities. We have generated limited revenue from the sale of our products and services to date and have incurred significant losses. The amount of our future net losses will depend, in part, on sales and on-going development of our products and related services, the rate of our future expenditures and our ability to obtain funding through the issuance of the Company’s securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services. We anticipate that our expenses will increase substantially if and as we:

•	continue to build our sales, marketing and distribution infrastructure to commercialize our products and services;

•	continue to develop our products and services;

•	seek to identify, assess, acquire, license and/or develop other products and services and subsequent generations of our current products and services;

•	seek to maintain, protect and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and

•	support our operations as a public company.

Our ability to generate future revenue from product and service sales depends heavily on our success in many areas, including, but not limited to:

•	launching and commercializing current and future products and services, either directly or in conjunction with one or more collaborators or distributors;

•	obtaining and maintaining regulatory approval with respect to each of our products and maintaining regulatory compliance throughout relevant jurisdictions;

•	maintaining clinical and economical value for end-users and customers in changing environments;

•	addressing any competing technological and market developments;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for our products; and

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding the Company.

Since our inception, we have engaged in research and development activities and launched our first product, Butterfly iQ, in the fourth quarter of 2018, and our second product, Butterfly iQ+, in 2020. Since commercialization of the Butterfly iQ, we also engaged in the continued development and sales of our enterprise software. We have financed its operations primarily through the issuance of equity securities and convertible debt. Legacy Butterfly has incurred net losses of $162.7 million and $99.7 million in the years ended December 31, 2020 and 2019, respectively. Legacy Butterfly’s accumulated deficit as of December 31, 2020 was $394.8 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of our products and service offerings in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize our products and services and to develop new products and services. We expect to use the funds received in connection with the Business Combination to scale our operations, develop new products and services, expand internationally, and for working capital and general corporate purposes. We may require additional capital to expand the commercialization of our existing products and services and to develop new products and services. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by the Company, or the possibility of such issuance, may cause the market price of our common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of our equity securities, and may affect the rights of then-existing holders of our equity securities. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Risks Related to Our Business and Operations

Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for its technology.

We have developed, and we are engaged in the development of, ultrasound imaging solutions using our ultrasound-on-a-semiconductor-chip technology. We are commercializing Butterfly iQ+ point-of-care ultrasound imaging devices. Our success will depend on the acceptance of our products and services in the U.S. and international healthcare markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products, including traditional cart-based ultrasound devices used in hospitals, imaging centers and physicians’ offices, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize our current products and services and to commercialize any potential future products and services include:

•	challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges; and

•	dependence upon physicians’ and other healthcare practitioners’ acceptance of our products.

We cannot assure investors that our current products and services or any future products and services will gain broad market acceptance. If the market for our current products and services or any future products and services fails to develop or develops more slowly than expected, or if any of the services and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.

The market for point-of-care medical devices is characterized by rapid technological change, medical advances and evolving industry standards. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

Our success will depend on our ability to enhance our current technology, services and systems and develop or acquire and market new technologies to keep pace with technological developments and evolving industry standards, while responding to changes in customer needs. A failure to adequately develop or acquire device enhancements or new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.

We might have insufficient financial resources to improve existing devices, advance technologies and develop new devices at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in our current devices becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations.

We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than we do. Our primary competitors include General Electric, Phillips Healthcare, Canon Medical Systems (f/k/a Toshiba), Hitachi and Siemens Healthineers, which, per IHI Markit data, are the top five manufacturers of legacy cart-based incumbent ultrasound devices.

In addition, our competitors, which are well-established manufacturers with significant resources, may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.

We will be dependent upon the success of our sales and customer acquisition and retention strategies.

Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. If we fail to maintain a high quality of service or a high quality of device technology, we may fail to retain existing users or add new users. If we do not successfully continue our sales efforts and promotional activities, particularly to health systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results and business may be significantly harmed. Our future success depends upon continued expansion of our commercial operations in the United States and internationally, as well as entering additional markets to commercialize our products and services. We believe that our growth will depend on the further development and commercialization of our current products and services, which we anticipate may eventually be used by nearly all targeted individuals, and, regulatory approval of our future products and services. If we fail to expand the use of our products and services in a timely manner, we may not be able to expand our market share or to grow our revenue. Our financial performance will be substantially dictated by our success in adding, retaining and engaging active users of our products. If customers do not perceive our products or services to be useful, reliable and trustworthy, we may not be able to attract or retain customers or otherwise maintain or increase the frequency and duration of their engagement. As our business model is predicated on both hardware and software sales, there is risk that any decline in software renewal rates will adversely impact our business. To date, utilization of our software has varied across different medical specialties, but usage does not directly correlate to renewal of subscriptions, as different medical specialties interact with the device in different ways depending on their clinical focus and routine. A decrease in customer retention, growth or engagement with our products and services may have a material and adverse impact on our revenue, business, financial condition and results of operations.

Any number of factors could negatively affect customer retention, growth and engagement, including:

•	customers increasingly engaging with competing products;

•	failure to introduce new and improved products and services;

•	inability to continue to develop products for mobile devices that customers find engaging, that work with a variety of mobile operating systems and networks and that achieve a high level of market acceptance;

•	changes in customer sentiment about the quality or usefulness of our products and services or concerns related to privacy and data sharing, safety, security or other factors;

•	inability to manage and prioritize information to ensure customers are presented with content that is engaging, useful and relevant to them;

•	adverse changes in our products that are mandated by legislation or regulatory agencies, both in the United States and internationally; or

•	technical or other problems preventing us from delivering products or services in a rapid and reliable manner or otherwise affecting the user experience.

If we do not successfully manage the development and launch of new products, we will not meet our long term forecasts, and operating and financial results and condition could be adversely affected.

Our technology on a microchip has the potential to allow us to monitor patients in various care settings due to its portability and cost. We expect our development path will be directed at accessing and optimizing our technology for use in various care settings, potentially including home scanning and or wearable patient technology, subject to appropriate regulatory authorization. We face risks associated with launching such new products. If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of new products may be delayed, which will cause delays in our ability to achieve our forecasted results. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to its international activities, which could adversely affect our business, operating results and financial condition.

During the years ended December 31, 2020 and 2019, approximately 28% and 13%, respectively, of Legacy Butterfly’s product and service revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:

•	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

•	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;

•	trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;

•	difficulties and costs of staffing and managing foreign operations;

•	difficulties protecting, procuring or enforcing intellectual property rights internationally;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

•	laws and business practices that may favor local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability; and

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition may be adversely affected.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are required to comply with export and import control laws, which may affect our ability to enter into or complete transactions with certain customers, business partners, and other persons. In certain circumstances, export control regulations may prohibit the export of certain products, services, and technologies. We may be required to obtain an export license before exporting a controlled item, and granting of a required license cannot be assured. Compliance with the import laws that apply to our businesses may restrict our access to, and may increase the cost of obtaining, certain products and could interrupt its supply of imported inventory.

Exported technologies necessary to develop and manufacture certain products are subject to U.S. export control laws and similar laws of other jurisdictions. We may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties, and other sanctions for violations of these laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific applications outside the United States. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary, and nonmonetary penalties; disruptions to our business; limitations on our ability to import and export products and services; or damage to our reputation.

If we experience decreasing prices for our products and are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors and suppliers, increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce its expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows may be adversely affected. To the extent that we engage in enterprise sales, we may be subject to procurement discounts, which could have a negative impact on the prices of our products.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including Legacy Butterfly’s Founder and our Chairman, Dr. Jonathan Rothberg, and our President and Chief Executive Officer, Todd M. Fruchterman, M.D., Ph.D., as well as its recently expanded management team and its research and development, manufacturing, software engineering and sales and marketing personnel. Competition for qualified personnel is intense.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and there is no assurance that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand our products and services at a technical level to effectively identify and sell to potential new customers and develop new products. Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.

We have limited experience marketing and selling our products and related services. We currently sell our products to healthcare practitioners through eCommerce and enterprise sales. Future sales of our products will depend in large part on our ability to effectively market and sell our products and services, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our products, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

We have chosen to engage a single supplier, Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to supply and manufacture a key component of our products. If TSMC fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, or if this relationship is terminated for other reasons, our ability to source our devices would be negatively and adversely affected. In addition, our obligation to purchase a minimum volume from TSMC may adversely affect our cash flows.

We have chosen to engage a single supplier, Taiwan Semiconductor Manufacturing Company Limited, or TSMC, a semiconductor manufacturer, to manufacture and supply all of the wafers used to create the semiconductor chips in our probes. See Item 1, Business — Manufacturing — Key Agreements — Foundry Service Agreement with Taiwan Semiconductor Manufacturing Company Limited. Since our contracts with TSMC are non-exclusive and do not commit TSMC to supply or manufacture quantities beyond the amounts included in our forecasts, TSMC may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If TSMC is unable to supply components or devices, our business would be harmed.

We entered into a Foundry Service Agreement, or FSA, with TSMC, under which TSMC agreed to manufacture, and we committed to purchase, a minimum volume of the wafers used for the semiconductor chips in our probes. Our minimum purchase obligation could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes. Pursuant to the FSA, we are required to buy back from TSMC any unused raw wafers. If we are required to buy back from TSMC any unused raw wafers pursuant to the FSA, our cash flows may be adversely impacted.

In addition, if we were to lose component suppliers such as TSMC, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver our products or instruments to customers could occur if we encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed.

We rely on a single contract manufacturer, Benchmark Electronics, Inc., or Benchmark, to test, assemble and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.

In October 2015, we entered into a Manufacture and Supply Agreement, or MSA, with Benchmark. Under the MSA, as amended in 2019, Benchmark will manufacture our products pursuant to binding 90-day purchase orders, as well as non-binding 180-day “forecasts” estimating our product shipment requirements, submitted by us to Benchmark each month, which may become binding in certain cases. We also have certain inventory related obligations, including the obligation to purchase excess and obsolete components from Benchmark. See Item 1, Business— Manufacturing — Key Agreements — Manufacture and Supply Agreement with Benchmark Electronics, Inc.

In the event it becomes necessary to utilize a different contract manufacturer for our component products, we would experience additional costs, delays and difficulties in obtaining such components as a result of identifying and entering into an agreement with a new contract manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our devices, and our business would suffer.

Pricing pressures from contract suppliers or manufacturers on which we rely may impose pricing pressures.

Third parties such as TSMC may also impose pricing pressures. Because we currently rely on TSMC to supply our custom components and on Benchmark to manufacture our finished products, such pricing pressures from either party could increase our costs and could force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations that would result in delays or shortfalls in our production as well as delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. The FDA has comprehensive and prescriptive guidelines for medical device component manufacturers, requiring these manufacturers to establish and maintain processes and procedures to adequately control environmental conditions that could adversely affect product quality and impact patient safety. Clean room standards are an example of these requirements. Failure of component manufacturers or other third-party suppliers to comply with applicable standards could delay the production of our products. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.

We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

We rely on limited or sole suppliers for certain materials and components that are used in our products. While we periodically forecast our needs for such materials and enter into standard purchase orders with them, we do not have long-term contracts with some of these suppliers. If we were to lose such suppliers, or if such suppliers were unable to fulfill our orders or to meet our manufacturing specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. An interruption in our operations could occur if we encounter delays or difficulties in securing these materials and components, or if the quality of the materials and components supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials and components provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. To mitigate this risk, we typically carry significant inventory of critical components. While we believe that our level of inventory is currently sufficient for us to continue the manufacturing of our products without a disruption to our business in the event that we must replace one of our suppliers, there can be no assurance that we can maintain this level of inventory in the future.

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. Other than the Business Combination, we have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with customers, distributors, manufacturers or suppliers as a result of such a transaction;

•	unanticipated liabilities related to acquired companies;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;

•	diversion of management’s time and focus away from operating our business to acquisition integration challenges;

•	increases in our expenses and reductions in our cash available for operations and other uses; and

•	possible write-offs or impairment charges relating to acquired businesses.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to the integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

In addition, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, if any, or the effect that any such transactions might have on our operating results.

If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

If we do not adequately predict market demand or otherwise optimize and operate our sales and distribution channels successfully, this could result in excess or insufficient inventory or fulfillment capacity, increased costs, or immediate shortages in product or component supply, or harm our business in other ways. In addition, if we do not maintain adequate infrastructure to enable us to, among other things, manage our purchasing and inventory, this could negatively impact our operating results and user experience.

If we are unable to continue the development of an adequate sales and marketing organization and/or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products in the future.

We must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of Butterfly iQ+ and to achieve commercial success for any of our future products. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process.

To continue to develop our sales and marketing organization to successfully achieve market awareness and sell our products, we must:

•	continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;

•	effectively train our sales and marketing personnel in the benefits and risks of our products;

•	establish and maintain successful sales, marketing, training and education programs that educate health care professionals so they can appropriately inform their patients about our products;

•	manage geographically dispersed sales and marketing operations; and

•	effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

We may not be able to successfully manage our sales force or increase our product sales at acceptable rates.

Our use of programmatic digital advertising platforms for our eCommerce may lead to unwanted advertising and to reputational harm.

Currently, we use programmatic digital advertising platforms that automatically place advertisements for our products on websites visited by those who have visited and/or made purchases from our website. This could lead to unwanted context for advertising about our products and services, resulting in ineffective advertising or even reputational harm.

If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our products, our business may be harmed.

We cannot guarantee that we will be able to maintain our current volume of sales in the future. A substantial reduction in sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales or marketing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, the growth of market acceptance of our products by healthcare practitioners outside of the United States will largely depend on our ability to continue to demonstrate the relative safety, effectiveness, reliability, cost-effectiveness and ease of use of such products. If we are unable to do so, we may not be able to increase product revenue from our sales efforts in Europe or other countries. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.

The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.

The market for our products and services is new and rapidly evolving, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to the changing demands of customers. It is difficult to predict the future growth rate and size of our target market. As a result, our market projections may not be achieved. Negative publicity concerning our products could limit market acceptance of our products and services. If our customers do not perceive the benefits of our products and services, or if our products and services do not attract new customers, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology relative to competing products and services to existing and potential customers. If healthcare organizations do not recognize or acknowledge the benefits of our products and services or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by competitors could limit market acceptance of our products and services.

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. We believe that demand for our products and services has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our products and services and result in a lower revenue growth rate or decreased revenue. Additionally, our products and services are offered on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If companies do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

Quality problems could lead to recalls or safety alerts and/or reputational harm and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality of our products is very important to us and our customers due to the serious and costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. Product or component failures, manufacturing nonconformities, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in inaccurate imaging and safety risks. These problems could lead to the recall of, or the issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits.

Additionally, the manufacture and production of our products must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause defective products. If we are not able to maintain stringent quality controls, or if contamination problems arise, our development and commercialization efforts could be delayed, which would harm our business and results of operations.

If we fail to meet any applicable product quality standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline.

Our devices use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and these events may raise concerns about the batteries that we use.

The battery pack used in Butterfly’s iQ+ makes use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. There can be no assurance that the battery packs that we use would not fail, and this could lead to property damage, personal injury or death, and may subject us to lawsuits. We may also have to recall products due to battery-related safety concerns, which would be time-consuming and expensive. Also, negative perceptions in the healthcare and patient communities regarding the suitability of lithium-ion cells for medical applications or any future incident involving lithium-ion cells could seriously harm our business, even in the absence of an incident involving us.

If we are not able to develop and release new products and services, or successful enhancements, new features and modifications to our existing products and services, to successfully implement our Software-as-a-Services, or SAAS, solutions or to achieve adequate clinical utility, our business, financial condition and results of operations could be adversely affected.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services, including software memberships, obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality, and adding other improvements to meet customers’ evolving needs. The success of any enhancements or improvements to our existing products or any new products depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and third-party partners’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our existing products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new solutions may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products, we may experience a decline in revenue from our existing products that is not offset by revenue from the new products. For example, customers may delay making purchases of new products to permit them to make a more thorough evaluation of these products or until industry and marketplace reviews become widely available. Customers may also delay purchasing a new product because their existing Butterfly or other device continues to meet their needs. Some customers may hesitate to migrate to a new product due to concerns regarding the performance of the new product. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

The introduction of new products and solutions by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our products obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, enhancements, additional features or capabilities. If customers do not widely purchase and adopt our products, we may not be able to realize a return on our investment. If we do not accurately anticipate customer demand or if we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, this could result in adverse publicity, loss of revenue or market acceptance or claims by customers brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surface in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees and customers to travel or of us to pursue collaborations and other business transactions, travel to customers and/or conduct live demonstrations of our products at promotional events, maintain our presence in medical schools and other educational institutions, oversee the activities of our third-party manufacturers and suppliers and make shipments of materials. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers. The COVID-19 pandemic may also continue to have an impact on customers, as elective surgeries have been postponed and there is greater focus on areas of care with lower profitability, leading, as a consequence, to lower expenditures on new products and devices by healthcare institutions.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products, and such restrictions and closure have caused or may cause temporary closures of facilities of suppliers, manufacturers or customers. Any disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our sales and operating results. In addition, travel restrictions have made it more difficult for us to monitor the quality of our third-party manufacturing operations when we are unable to conduct in-person quality audits of those facilities. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact its operating results.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

We will incur significant legal, accounting and other expenses that Legacy Butterfly did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, our executive officers and other personnel will need to devote substantial time regarding operations as a public company and compliance with applicable laws and regulations. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States could materially impact our results of operations and financial condition.

We are subject to income tax in the numerous jurisdictions in which we operate. Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of potential changes have been proposed. Some proposals, several of which have been enacted, impose incremental taxes on gross revenue, regardless of profitability. Furthermore, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the 2017 Tax Cuts and Jobs Act, or the TCJA, in the United States. Due to the expanding scale of our international business activities, changes in the taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and harm our business.

In the United States, the TCJA enacted on December 22, 2017 significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact its results of operations in the period issued.

The TCJA requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items remain uncertain. Further, compliance with the TCJA and the accounting for such provisions requires an accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, our effective tax rate could be materially different.

Our ability to use net operating losses to offset future income may be subject to certain limitations.

As of December 30, 2020, Legacy Butterfly had federal net operating loss carry forwards, or NOLs, to offset future taxable income of approximately $330.2 million, of which approximately $73.3 million will expire at various dates through December 31, 2031, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have completed a formal study to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred and determined no ownership changes have occurred as of December 31, 2020. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that Legacy Butterfly had a net loss for all years in the aggregate.

U.S. taxation of international business activities or the adoption of tax reform policies could materially impact our future financial position and results of operations.

Limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of future foreign earnings. Should the scale of our international business activities expand, any changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and harm our future financial position and results of operations.

Taxing authorities may successfully assert that Legacy Butterfly should have collected or we in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

Jurisdictions in which we do not collect sales, use, value-added, or similar taxes on our products may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements would adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our planned future reliance on independent distributors to sell our products internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by its agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure investors that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

Risks Related to Healthcare Industry Shifts and Changing Regulations

We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.

Our ultrasound imaging products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

•	design, development and manufacturing processes;

•	labeling, content and language of instructions for use and storage;

•	product testing, pre-clinical studies and clinical trials;

•	regulatory clearances and approvals, including pre-market clearance or pre-market approval;

•	establishment registration, device listing and ongoing compliance with the QSR requirements;

•	advertising and promotion;

•	marketing, sales and distribution;

•	conformity assessment procedures;

•	product traceability and record-keeping procedures;

•	review of product complaints, complaint reporting, recalls and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	post-market studies (if applicable); and

•	product import and export.

The laws and regulations to which we and our products are subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Legacy Butterfly received 510(k) clearance for the Butterfly iQ in 2017, and the FDA determined, following a 2020 pre-submission meeting with Legacy Butterfly, that the Butterfly iQ+ was eligible to be marketed under the original 510(k). We may be required to obtain a new 510(k) clearance or PMA for significant post-market modifications to its products, including any modifications made to the Butterfly iQ+. In order to pave the way for at-home use of the Butterfly iQ+ and future products or services, we anticipate that we will need to validate at-home applications through focused clinical trials. Obtaining 510(k) clearance or PMA approval for medical devices can be expensive and time-consuming, and entails significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to 12 months, but it can last longer. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from at least one year to, in some cases, multiple years from the time the application is initially filed with the FDA. Modifications to products that are approved through a PMA application generally require further FDA approval. Some of our future products may require PMA approval. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of our existing products. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our products in a timely fashion or at all. Delays in obtaining future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application or 510(k) notification, a company must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements, however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

We are also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of our devices, labeling regulations and medical device reporting, or MDR, regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable to Butterfly, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notification, or orders for repair, replacement or refunds;

•	voluntary or mandatory recall or seizure of Butterfly’s current or future products;

•	administrative detention by the FDA of medical devices believed to be adulterated or misbranded;

•	operating restrictions, suspension or shutdown of production;

•	refusal of our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;

•	rescission of 510(k) clearance or suspension or withdrawal of PMAs that have already been granted; and

•	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new or modified products will require FDA clearance of a 510(k) notification or FDA approval of a PMA application. The FDA may refuse our requests for 510(k) clearance or PMA of new products or may not clear or approve these products for the indications that are necessary or desirable for successful commercialization. Early stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether 510(k) and PMA submissions should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to gain clearance or approval for modifications to our currently approved or cleared products in a timely manner. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products, would have an adverse effect on our ability to expand our business.

Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and its overall approach to safety and innovation in the medical technology industry creates the possibility of changing product development costs, requirements, and other factors and additional uncertainty for our future products and business.

Regulatory requirements may change in the future in a way that adversely affects us. Any change in the laws or regulations that govern the clearance and approval processes or the post-market compliance requirements relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if any of our products is considered to be susceptible to third-party tampering. In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and in August 2017, Congress passed the Medical Device User Fee reauthorization package, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. Since that time, the FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety, and issued a Proposed Rule to formalize the De Novo classification process to provide clarity to innovative device developers. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products.

It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect our business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change. For example, a 2018 Medical Device Safety Action Plan announced by former FDA Commissioner Gottlieb included a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product is on the market. The increased attention that the medical technology industry is receiving from FDA leadership that understands the challenging and rapidly changing nature of the U.S. health care system creates the possibility of unanticipated regulatory and other potential changes to our products and our overall business. In response to the COVID-19 public health emergency, the FDA’s device and diagnostic center leadership has exercised a significant amount of enforcement discretion to meet the medical community’s and patients’ needs for remote monitoring and other innovative solutions that involve digital health products. The FDA has signaled that some of its policy changes adopted during the COVID-19 pandemic could remain in place after the public health emergency subsides, but it is unclear which policies will be retained or how those policies could impact the medical device industry in the future.

If we fail to obtain regulatory clearances in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

In order for us to market our products in countries outside of the United States, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of our products. These regulations, including the requirements for approvals, clearance or CE mark grant, and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance or CE mark (or equivalent) in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business. Approval and CE marking procedures vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval or CE mark in other countries might differ from that required to obtain FDA clearance. The regulatory approval or CE marking process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval or the CE marking of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval or a CE mark in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval or a CE mark in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.

The primary regulatory environment in Europe is that of the EEA, which is comprised of the Member States of the EU, Iceland, Liechtenstein and Norway. We cannot be certain that we will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA in light of the current transition period between the prior system, called the Medical Device Directive, or MDD, to the current system, called the Medical Device Regulation. The Medical Device Regulation went into force in May 2017 but allowed a three-year transition period until May 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. A one-year delay of the compliance date of the Medical Device Regulation was implemented in response to the COVID-19 pandemic, making May 2021 the current deadline for industry compliance. Compared to the MDD, the Medical Device Regulation promotes a shift from the pre-approval stage (i.e., the path to CE Marking) to a life-cycle approach and places greater emphasis on clinical data and clinical evaluations to assure the safety and performance of new medical devices. Moreover, the Medical Device Regulation includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. Among other changes, many device manufacturers will need to switch notified bodies to one that has received its designation under the Medical Device Regulation, which will require those manufacturers to undergo an audit and have all their documentation reviewed by the new notified body before it can assess their medical device products under the new standards. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the EU, and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

If we, our contract manufacturers or our component suppliers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s Quality System Regulation or QSR, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure investors that our facilities or our third-party manufacturers’ or suppliers’ facilities would pass any future quality system inspection. Failure of our or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse quality system inspection finding could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations. Any such failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

In addition, any of our products shipped internationally are also required to comply with the International Organization for Standardization, or ISO, quality system standards as well as European Directives and norms in order to produce products for sale in the EU. In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with current good manufacturing requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations. Maintaining compliance with multiple regulators adds complexity and cost to our manufacturing and compliance processes.

Our current or future products may be subject to product recalls even after receiving FDA clearance or approval. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated adverse events or product malfunctions may result in a voluntary or involuntary product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations, such as a failure to obtain marketing approval or clearance before launching a new product. In February 2020, Legacy Butterfly initiated a recall of two software tools after being notified by the FDA that each of them required clearance via a 510(k) premarket notification. In general, if we decide to make a change to our product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. If a change to a device addresses a violation of the federal Food, Drug, and Cosmetic Act, or FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet its customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall, withdrawal, or seizure of any product could materially and adversely affect consumer confidence in the Butterfly brand, lead to decreased demand for our products and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls when they were conducted by us or one of our agents.

We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties and injunctions.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. Physicians may, however, use our products off-label, as the FDA does not restrict or regulate a physician’s practice of medicine. Medical device manufacturers and distributors are permitted to promote their products in a way that is consistent with the FDA-authorized labeling and indications for use. However, if the FDA determines that our promotional materials or training materials promote a 510(k)-cleared or approved medical device in a manner inconsistent with its labeling, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an Untitled Letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties. In addition to ensuring that the claims we make are consistent with our regulatory clearances or approvals, the FDA also ensures that promotional labeling for all regulated medical devices is neither false nor misleading.

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of our products could be impaired. Although our policy is to refrain from making statements or from disseminating promotional material that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations, although there are still significant risks in this area in part due to the potential False Claims Act exposure. Further, this area is subject to ongoing policy changes at the federal level, resulting in some degree of uncertainty for regulated businesses. For example, in September 2020, the FDA issued a proposed rulemaking to revise its regulation governing the types of evidence relevant to determining the “intended use” of a drug or device under the FDCA, which would have implications for when a manufacturer or distributor has engaged in off-label marketing. Public comments are being solicited, following which the FDA will be required to publish a final regulation and justify any additional revisions it may make to this regulatory language.

Direct-to-consumer marketing and social media efforts may expose us to additional regulatory scrutiny, including from the Federal Trade Commission, or FTC, and other consumer protection agencies and regulators.

In addition to the laws and regulations enforced by the FDA, advertising for various services and for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Our efforts to promote our prescription products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for business services, consumer-directed products, and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues. The FDA oversees the advertising and promotional labeling for restricted medical devices and ensures, among other things, that there is effective communication of, and a fair and balanced presentation of, the risks and benefits of such high-risk medical devices.

Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. We plan to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

In some instances in our advertising and promotion, we may make claims regarding our product as compared to competing products, which may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.

The FDA requires that promotional labeling be truthful and not misleading, including with respect to any comparative claims made about competing products or technologies. In addition to FDA implications, the use of comparative claims also presents risk of a lawsuit by the competitor under federal and state false advertising and unfair competition statutes (e.g., the Lanham Act) or unfair and deceptive trade practices law, and possibly also state libel law. Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law. Further, notwithstanding the ultimate outcome of any Lanham Act or similar complaint, our reputation and relationship with certain customers or distribution partners may be harmed as a result of the allegations related to our products or our business practices more generally.

Because we do not require training for users of our current products, although they are limited under FDA’s marketing clearances to use by trained healthcare practitioners, there exists a potential for misuse of these products, which could ultimately harm our reputation and business.

Federal regulations allow us to sell our medical device products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of medical device products. We do not supervise the procedures performed with our products, nor can we require that direct medical supervision occur. Although product training is offered, neither we nor our distributors require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Our relationships with customers and third-party payors are subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain Butterfly’s sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians or other purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. These laws include, among others, the federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, other federal health care false statement and fraud statutes, the Open Payments program, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in Item 1, Business — Government Regulation. While the federal laws generally apply only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved.

While we believe and make every effort to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in federal health care programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, Centers for Medicare & Medicaid Services, or CMS, and the U.S. Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. In many countries, the healthcare professionals that medical device distributors regularly interact with may meet the definition of a foreign official for purposes of the FCPA. International business operations are also subject to various other international anti-bribery laws such as the U.K. Anti-Bribery Act. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations, among other adverse consequences.

If we are found to have violated laws protecting the confidentiality and security of health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm its reputation or its business.

There are a number of federal and state laws protecting the confidentiality and security of individually identifiable health information, or protected health information, or PHI, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated privacy rules under the Health and Insurance Portability and Accountability Act, or HIPAA. The HIPAA privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA security rules require the implementation of administrative, physical and technical safeguards to protect the security of PHI. HIPAA applies to health plans, health care providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities.” HIPAA also applies to “business associates,” or organizations that provide services to covered entities involving the use or disclosure of PHI. Business associates, like us, are subject to direct liability for violations of HIPAA.

Penalties for HIPAA violations can be issued by the U.S. Department of Health and Human Services’ Office for Civil Rights, the U.S. Department of Justice, and state attorneys general. Financial penalties can range from $100 to $50,000 per violation, with a maximum penalty of $1.5 million per year for violation. HIPAA authorizes states attorneys’ general to file suit on behalf of state residents; in such cases, courts can award damages, costs and attorneys’ fees related to HIPAA violations in addition to the aforementioned financial penalties. While HIPAA does not create a private right of action allowing individuals to sue in civil court for HIPAA violations, the HIPAA rules have been used as the basis for a duty of care claim in state civil suits for negligence or recklessness in the misuse or breach of PHI. Further, to provide “covered entity” clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. If we fail to comply with the terms of our business associate agreements, we may also be liable contractually.

Additionally, we are subject to any state laws that are more restrictive than the rules issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties. If we are found to be in violation of these applicable state laws, we could be subject to additional civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to privacy, data sharing and data protection, artificial intelligence and use of machine learning, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, corrupt practices, fraud, waste and abuse restrictions, and securities law compliance. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, both the federal and various state governments of the United States have adopted or are considering laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about customers or their devices. The California Consumer Privacy Act, or CCPA, for example, which became effective January 1, 2020, substantially expands privacy obligations of many businesses providing services to California residents, including us. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new rights, such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. If we fail to comply with these regulations, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a newly passed ballot initiative, the California Privacy Rights Act, or CPRA, which will become operational in 2023, expands on the CCPA, creating new consumer rights and protections, including: the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update our privacy program to ensure compliance with the CPRA and may incur additional costs and expenses in our effort to comply.

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. For example, the EU General Data Protection Regulation 2016/267, or GDPR, which came into force on May 25, 2018, implemented stringent operational requirements for the collection, use, storage of, protection of and disclosure of personal data. The GDPR introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years), including but not limited to requiring organizations to erase an individual’s information upon request, limiting the purposes for which personal data may be used, and implementing mandatory data breach notification requirements, requiring organizations in taking certain measures when engaging third party processors and imposing certain obligations on service providers. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with the supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. The European regime also includes directives which, among other things, require EU member states to regulate marketing by electronic means, the use of web cookies and other tracking technology. Each EU Member State has transposed the requirements of such directives into its own national data privacy regime, and therefore, the laws may differ between jurisdictions. We may also be subject to EU rules with respect to cross-border transfers of personal data out of the European Economic Area, or EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, as the CJEU invalidated the EU-US Privacy Shield Framework, or Privacy Shield, on July 16, 2020, which may impact our ability to transfer personal data outside of the EEA to the United States or other jurisdictions. The United Kingdom’s withdrawal from the EU may also require us to find alternative solutions for the compliant transfer of personal data into and possibly from the United Kingdom as we will have to comply with the GDPR and also the UK equivalent. If found non-compliant with any of the many requirements under the GDPR, we may be subject to fines of up to the greater of €20 million or up to 4% of our total global annual turnover.

While the CJEU invalidated the EU-U.S. Privacy Shield Framework, the Court upheld the Standard Contractual Clauses as a valid mechanism for data transfers from the EEA to the United States. We anticipated this issue, which is why in our Data Processing Addendum, the Standard Contractual Clauses automatically come into effect as a back-up transfer mechanism for personal data to be transferred from the EEA to the United States in the event of Privacy Shield invalidation. We are closely following the European Commission’s draft guidance on the Standard Contractual Clauses and the European Data Protection Board’s draft guidance on supplemental tools to ensure that data transfers are handled in accordance with GDPR and to determine if any changes to our privacy program are necessary.

Data localization laws in some countries may mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change its business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties and amounts could be significant.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, including encryption and data depersonalization, and our defenses are monitored and routinely tested. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

Cybersecurity threats can come from a variety of sources, and may range in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.

There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our users. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•	harm to customers and end-users;

•	business interruptions and delays;

•	the loss, misappropriation, corruption or unauthorized access of data;

•	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;

•	reputational damage;

•	increase to insurance premiums; and

•	foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, intellectual property and proprietary business information owned or controlled by us or our users. This data encompasses a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, lapses in compliance with privacy and security mandates, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen.

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as, but not limited to, private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. For example, the CCPA provides for both civil penalties and a private right of action for data breaches as a result of an entity’s non-compliance with the CCPA. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

With respect to medical information, we follow HIPAA rules and applicable state laws, separate personal information from medical information, and further employ additional encryption tools to protect the privacy and security of Butterfly’s users and medical data. However, hackers may attempt to penetrate our computer systems, and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly.

In addition, non-compliance with any foreign data privacy and data security regulations, such as the GDPR, which requires stringent data breach notification obligations, among many other requirements, resulting in a data breach may result in fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. There can be no assurance that our efforts to comply with these and other applicable data privacy regulatory regimes will be successful.

Further, unauthorized access, loss or dissemination of sensitive information could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business and reputation. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our products could be delayed.

Broad-based domestic and international government initiatives to reduce spending, particularly those related to healthcare costs, may reduce reimbursement rates for medical procedures, which will reduce the cost-effectiveness of our products and services.

Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursements, including legislation enacted reforming the U.S. healthcare system and both domestic and foreign healthcare cost containment legislation, and any future changes to such legislation, may affect demand for our products and services and may have a material adverse effect on our financial condition and results of operations. The ongoing implementation of the Affordable Care Act, in the United States, as well as state-level healthcare reform proposals could reduce medical procedure volumes and impact the demand for medical device products or the prices at which we can sell products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements are uncertain. There can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. The adoption of significant changes to the healthcare system in the United States, the EEA or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes and increase operational and other costs.

In addition, the previous presidential administration has taken steps to repeal the Affordable Care Act, while other sections of the law have not been fully implemented or effectively repealed by administrative actions. Following congressional repeal of the “individual mandate” that was in place to strongly encourage broad participation in the health insurance markets, there has been ongoing litigation focused on the constitutionality of the Affordable Care Act and the reforms enacted thereunder.

We cannot predict the ultimate impact of this litigation on the Affordable Care Act or other efforts to repeal and replace the Affordable Care Act, or the subsequent effects of these broad legislative and policy changes on its business at this time. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products and services are paid for and reimbursed by government and private payers, our business could be adversely impacted. Moreover, complying with any new legislation under a new presidential administration or reversing changes implemented under the Affordable Care Act could be time-intensive and expensive, resulting in a material adverse effect on the business.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve or clear new medical device products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has since been further updated and is being refreshed on a periodic basis. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting “mission-critical” domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.

Most recently, as of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA’s assessment of whether an inspection is mission-critical considers many factors related to the public health benefit of U.S. patients having access to the product subject to inspection, including whether the products are used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute. Both for-cause and pre-approval inspections can be deemed mission-critical.

Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our future business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Butterfly’s Intellectual Property

If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2020, we owned approximately 280 issued patents and approximately 540 pending patent applications. Of our approximately 280 issued patents, approximately 80 were issued U.S. utility patents and approximately 30 were issued U.S. design patents. Of our approximately 540 pending patent applications, approximately 145 were pending U.S. utility patent applications and approximately 15 were pending U.S. design applications. In addition, as of December 31, 2020, we owned approximately 170 issued patents in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan and Korea, and 380 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, corresponding to the foregoing. In total, as of December 31, 2020, we owned approximately 175 patent families generally directed to its ultrasound products, including manufacturing, circuit components and add-on features. These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2030 and 2040. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted or whether the scope of such patents, if granted, will adequately protect our products from competitors. It is possible that, for any of our patents that have granted or that may be granted in the future, others will design alternatives that do not infringe upon our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

•	We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or granted patents;

•	We or our licensors might not have been the first to file patent applications for its inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or USPTO, that could result in substantial cost to us. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;

•	Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;

•	It is possible that our owned or licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	We may not develop additional proprietary products and technologies that are patentable;

•	The patents of others may have an adverse effect on our business; and

•	While we apply for patents covering our products and technologies and uses thereof, as we deems appropriate, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage over our products and protection against our competitors’ products, our competitive position could be adversely affected, as could our business.

Software is a critical component of our devices. To the extent such software is not protected by our patents, we depend on copyright and trade secret protection and non-disclosure agreements with our employees, strategic partners and consultants, which may not provide adequate protection.

The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Our suppliers also have access to the patented technology owned or used by us as well as other proprietary information, and these suppliers are subject to confidentiality provisions under their agreements with us.

Such agreements or provisions may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Notwithstanding any such agreements, there is no assurance that our current or former manufacturers or suppliers will not use and/or supply our competitors with our trade secrets, know-how or other proprietary information to which these parties gained access or generated from their relationship with us. This could lead to our competitors gaining access to patented or other proprietary information. Moreover, if a party to an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the United States may be less willing to protect trade secrets.

In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

We are party to the Technology and Services Exchange Agreement by and among us and certain affiliated companies, pursuant to which the parties have agreed to share personnel and certain non-core technologies. The sharing arrangements under the agreement may prevent us from fully utilizing our personnel and/or the technologies shared under the agreement. Furthermore, if this agreement were to terminate, or if we were to lose access to these technologies and services, our business could be adversely affected.

Legacy Butterfly entered into a Technology and Services Exchange Agreement, or the TSEA, by and among Legacy Butterfly and other participant companies controlled by the Rothbergs, consisting of AI Therapeutics, Inc., Quantum-Si Incorporated, Hyperfine Research, Inc., 4Bionics LLC, Tesseract Health, Inc., Liminal Services, Inc. and Homodeus Inc. The TSEA, signed in November 2020, became effective upon the Closing. Under the TSEA, we and the other participant companies may, in their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including the Company) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company, or Created IP, will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

The technology- and personnel-sharing arrangements under the TSEA may prevent us from fully utilizing our personnel if such personnel are also being used by the other participant companies and may also cause our personnel to enter into agreements with or provide services to other companies that interfere with their obligations to us. Created IP under the TSEA may be relevant to our business and created by our personnel but owned by the other participant companies. Furthermore, if the TSEA were to terminate, or if we were to lose access to the technologies and services available pursuant to the TSEA, our business could be adversely affected.

Our wafer bonding technology for ultrasound applications is licensed to us by Stanford University. Any loss of our rights to this technology could prevent us from selling our products.

Our wafer bonding technology for use in ultrasound applications is licensed co-exclusively to us from Stanford until the end of December 2023, at which time the license becomes non-exclusive. We also license on a non-exclusive basis 11 active patents from Stanford. We do not own the patents that underlie these licenses. Our rights to use the licensed technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under the license agreements with Stanford include the following:

•	royalty payments;

•	meeting certain milestones pertaining to development, commercialization and sales of products using the licensed technology;

•	annual maintenance fees;

•	using commercially reasonable efforts to develop and sell a product using the licensed technology and developing a market for such product; and

•	providing certain reports.

If we breach any of these obligations, Stanford may have the right to terminate the licenses, which could result in us being unable to develop, manufacture and sell products using the licensed technology. Termination of our license agreements with Stanford would have a material adverse effect on our business.

In addition, we are a party to a number of other agreements that include licenses to intellectual property, including non-exclusive licenses. We may need to enter into additional license agreements in the future. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operation.

In addition to agreements pursuant to which we in-license intellectual property, we have in the past, and we may in the future, grant licenses under our intellectual property. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

If we or any of our partners are sued for infringing the intellectual property rights of third parties, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

Our success also depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products and services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may claim that our products and/or services infringe their intellectual property rights and may suggest that we enter into license agreements.

Even if such claims are without merit, we could incur substantial costs and the attention of our management, and technical personnel could be diverted in defending us against claims of infringement made by third parties or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products or services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property.

Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our products. There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space. As we face increasing competition and as our business grows, we will likely face more claims of infringement. If a third party claims that we or any of our licensors, customers or collaboration partners infringe upon a third party’s intellectual property rights, we may have to:

•	seek licenses that may not be available on commercially reasonable terms, if at all;

•	abandon any infringing product or redesign our products or processes to avoid infringement;

•	pay substantial damages including, in an exceptional case, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;

•	pay substantial royalties or fees or grant cross-licenses to our technology; or

•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents that we license. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable or being interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Many of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise any funds necessary to continue our operations, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our products to market.

In addition, patent litigation can be very costly and time-consuming. An adverse outcome in any such litigation or proceedings may expose us or any of our future development partners to loss of its proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Our issued patents could be found invalid or unenforceable if challenged in court, which could have a material adverse impact on our business.

If we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection would have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the medical device industry, we engage the services of consultants and independent contractors to assist us in the development of our products. Many of these consultants and independent contractors were previously employed at, or may have previously provided or may be currently providing consulting or other services to, universities or other technology, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that we, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we were to be unsuccessful, we could lose access or exclusive access to valuable intellectual property.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on current and future products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products, and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely impact our business.

In addition, we also face the risk that our products are imported or reimported into markets with relatively higher prices from markets with relatively lower prices, which would result in a decrease of sales and any payments we receive from the affected market. Recent developments in U.S. patent law have made it more difficult to stop these and related practices based on theories of patent infringement.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.

The America Invents Act, or AIA, was signed into law on September 16, 2011, and many of the substantive changes under the AIA became effective on March 16, 2013. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before we file could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes that limit where a patent holder may file a patent infringement suit and providing additional opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our owned and in-licensed U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, such as Impression Products, Inc. v. Lexmark International, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress and decisions by the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. In some cases, our licensors may be responsible for, for example, these payments, thereby decreasing our control over compliance with these requirements.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We may use third-party open source software components in future products, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell such products.

We have chosen, and we may choose in the future, to use open source software in its products, including our Software Development Kit, or SDK, which is meant to provide a governed ecosystem for third parties to create content and applications that will serve to enrich the overall software ecosystem and deliver additional clinical and product advancements for our users. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

Although we intend to monitor any use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that any such licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, there is no assurance that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

We use third-party software that may cause errors or failures of our products that could lead to lost customers or harm to our reputation.

We use software licensed from third parties in our products. Any errors or defects in third-party software or other third-party software failures could result in errors, defects or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software providers and to obtain software from such providers that does not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver reliable products to our customers and could harm our reputation and results of operations.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that have issued, or may issue, from our owned or in-licensed patent applications;

•	we might not have been the first to make the inventions covered by a pending patent application that we own or license;

•	we might not have been the first to file patent applications covering an invention;

•	others may independently develop similar or alternative technologies without infringing our intellectual property rights;

•	pending patent applications that we own or license may not lead to issued patents;

•	patents, if issued, that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;

•	we may not be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;

•	third parties may be able to also license the intellectual property that we have licensed nonexclusively;

•	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;

•	we may not develop or in-license additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operations.

Risks Related to Our Securities and to Being a Public Company

The Company’s outstanding warrants will become exercisable for the Company’s Class A common stock upon the first anniversary of Longview’s initial public offering. The exercise of these outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Following the Business Combination, there were 13,800,000 outstanding public warrants to purchase 13,800,000 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants will become exercisable 12 months from the closing of our initial public offering, which occurred on May 26, 2020. In addition, there are 6,853,333 private placement warrants outstanding exercisable for 6,853,333 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the public warrants and private placement warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial and other public reporting, which would harm its business and the trading price of our Class A common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to its financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, take steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we, nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we are a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Following the completion of the Business Combination, Dr. Rothberg controls approximately 76.2% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Dr. Rothberg may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.

The dual class structure of our common stock has the effect of concentrating voting power with the chairman of our board of directors and founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg holds all of the issued and outstanding shares of our Class B common stock and, following the completion of the Business Combination, holds approximately 76.2% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may affect the market price of shares of our Class A common stock.

We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.

Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;

•	stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of our capital stock;

•	certain limitations on convening special stockholder meetings;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock and (ii) at least two-thirds of the outstanding shares of our Class B common stock, voting as a separate class; and

•	a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Dr. Rothberg has the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg owns less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause the Company to take other corporate actions that our stockholders desire.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with the Company or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer or other employee or stockholder of the Company; (iii) action asserting a claim against the Company arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws; or (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim against the company or any director or officer of the Company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with the Company or our directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Litigation Risks

We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to its systems) or malfunction of, or design flaws in, our hardware and software products. This liability may vary based on the FDA classification associated with our devices and with the state law governing product liability standards applied to specification developers and/or manufacturers in a given negligence or strict liability lawsuit. We may be subject to product liability claims if its products cause, or merely appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. The risk of product liability claims may also increase if our products are subject to a product recall or seizure. Product liability claims may be brought by individuals or by groups seeking to represent a class.

Although we have insurance at levels that we believe to be appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. Further, if additional medical device products are approved or cleared for marketing, or if we launch additional 510(k)-exempt device products or products that are not FDA-regulated medical devices, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Healthcare providers may use our products in a manner inconsistent with the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. Off-label use of products by healthcare providers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or result in reduced acceptance of, our products in the market.

Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against us, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition, results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently maintain our executive offices at 530 Old Whitfield Street, Guilford, Connecticut 06437. We also occupy office and laboratory space located at 506 Old Whitfield Street, Guilford, Connecticut and office space at 351 New Whitfield Street, Guilford, Connecticut, 485 Old Whitfield Street, Guilford, Connecticut, and 3000 El Camino Real, Suite 130, Palo Alto, California. We lease office space under operating leases. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS

On December 14, 2020, Nidhish Nair, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Nair v. Longview Acquisition Corp., against Longview and the members of its board directors, or the Nair Complaint. On December 16, 2020, Eric Lau, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Lau v. Longview Acquisition Corp., against Longview, the members of its board of directors, and Legacy Butterfly, or the Lau Complaint. The Nair Complaint and the Lau Complaint, which we refer to collectively as the Complaints, asserted a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against Longview in connection with the Business Combination between Longview and Legacy Butterfly. The Lau Complaint also asserted an aiding and abetting claim against Legacy Butterfly. The Complaints alleged, among other things, that (i) defendants engaged in an unfair sales process and agreed to inadequate consideration in connection with the Business Combination, and (ii) that the Registration Statement on Form S-4 filed with the SEC on November 27, 2020 in connection with the Business Combination was materially misleading. The Complaints sought, among other things, to enjoin the Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses. The Nair Complaint was voluntarily dismissed on February 21, 2021, and the Lau Complaint was voluntarily dismissed on March 2, 2021. The parties currently are in negotiation regarding a potential attorney fee award.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the Closing of the Business Combination on February 12, 2021, Longview’s units, Class A common stock and public warrants were listed on the NYSE under the symbols “LGVW.U,” “LGVW,” and “LGVW WT,” respectively. On February 12, 2021, following the closing of the Business Combination, we changed our name to “Butterfly Network, Inc.” On February 16, 2021, our Class A common stock and warrants to purchase Class A common stock began trading on the NYSE under the symbols “BFLY” and “BFLY WS” respectively.

Stockholders

As of the Closing Date, and following the consummation of the Business Combination, the Company had approximately 164,862,472 shares of Class A common stock issued and outstanding held of record by 241 holders, approximately 26,426,937 shares of Class B common stock issued and outstanding held of record by five holders, approximately 13,800,000 public warrants held of record by one holder and 6,853,333 private placement warrants issued in connection with Longview’s initial public offering held of record by one holder, each exercisable for one share of Class A Common Stock at a price of $11.50 per share beginning on May 26, 2021.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

Until February 12, 2021, we were a blank check company formed under the laws of the State of Delaware on February 4, 2020 for the purpose of effecting capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial public offering on May 26, 2020 and our business combination on February 12, 2021.

Recent Developments

On February 12, 2021, we consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview Acquisition Corp. (“Longview”), Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”).

Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Butterfly, with Legacy Butterfly surviving the business combination as a wholly-owned subsidiary of Longview (the “Merger”).

In connection with the Transactions, Longview changed its name to “Butterfly Network, Inc.” and Legacy Butterfly changed its name to “BFLY Operations, Inc.”

As a result of the Business Combination, each share of Longview Class B common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) was converted, on a one-for-one basis, into shares of the Company’s Class A common stock. The Business Combination had no effect on the Longview Class A common stock that was issued and outstanding as of immediately prior to the Effective Time, which continues to remain outstanding.

Pursuant to the Merger, at the Effective Time, (i) each share of Legacy Butterfly capital stock (other than the Legacy Butterfly Series A preferred stock) that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class A common stock, rounded down to the nearest whole number of shares; (ii) each share of Legacy Butterfly Series A preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class B common stock, rounded down to the nearest whole number of shares; (iii) each option to purchase shares of Legacy Butterfly common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Butterfly common stock subject to such option immediately prior to the Effective Time multiplied by 1.0383, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by 1.0383 and rounded up to the nearest whole cent; (iv) each Legacy Butterfly restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock, rounded to the nearest whole share, equal to the number of shares of Legacy Butterfly common stock subject to such Legacy Butterfly restricted stock unit immediately prior to the Effective Time multiplied by 1.0383; and (v) the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes outstanding as of immediately prior to the Effective Time was automatically canceled and converted into the right to receive shares of the Company’s Class A common stock, with such shares of the Company’s Class A common stock calculated by dividing the outstanding principal plus accrued interest, if any, of each Legacy Butterfly convertible note by $10.00, rounded down to the nearest whole number of shares.

In addition, on February 12, 2021, Longview filed the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which became effective simultaneously with the Effective Time. As a consequence of filing the Restated Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and Chairman of the Company, and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

Our Business after the Business Combination

We are an innovative digital health business with a mission of democratizing healthcare by making medical imaging accessible to everyone around the world. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution addresses the needs of point of care imaging with a unique combination of software and hardware technology. Butterfly iQ, followed by our recently launched Butterfly iQ+, is our first product powered by Butterfly’s Ultrasound-on-Chip™, and is the only ultrasound transducer that can perform “whole-body imaging” in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ reduces the cost of manufacturing, while our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. Through our portable proprietary, handheld solution, protected by a robust intellectual property portfolio and empowered in part by its proprietary software and Artificial Intelligence (“AI”), Butterfly aims to enable earlier detection throughout the body and remote management of health conditions around the world.

The Butterfly iQ / iQ+ is currently cleared by the U.S. Food and Drug Administration (“FDA”) and has the CE mark for use by health care practitioners. It is commercially available in over 20 countries including, the United States, Canada, Australia, New Zealand and throughout greater Europe.

Butterfly is focused on driving the adoption of our handheld solution. We look to drive adoption by increasing the touchpoints with our customer, via new sales channels, as well as helping customers understand the power of point of care imaging in clinical decision making expanding its use cases and the settings where it is used. We also invest in upgrading the product. In October 2020, we launched the Butterfly iQ+, a second generation version of our handheld probe which costs less to manufacture and features lower power consumption, faster frame rates and improved interoperability. Additionally, over the course of 2020, we launched multiple new software features which improve image acquisition, interpretation, and ease of use.

We are also focused on improving gross margins by focusing on operational excellence in our supply chain and expanding our customer relationships to incorporate higher margin products.

Results of Operations

Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below, identifying a target company for a business combination and consummating the acquisition of Legacy Butterfly. We did not generate any revenue from inception to December 31, 2020. We generated non-operating income in the form of interest income earned on marketable securities held in our trust account (“Trust Account”). We also incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing the Business Combination.

For the period from February 4, 2020 (inception) through December 31, 2020, we had a net loss of $3,454,848, which consists of operating costs of $3,774,125 and provision for income taxes of $36,632, offset by interest earned on marketable securities held in the Trust Account of $355,909.

Liquidity and Capital Resources

Longview

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

For the period from February 4, 2020 (inception) through December 31, 2020, cash used in operating activities was $1,166,549. Net loss of $3,454,848 was impacted by interest earned on marketable securities held in the Trust Account of $355,909 and changes in operating assets and liabilities, which provided $2,644,208 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities in the Trust Account of $414,333,909 and cash outside the Trust Account of $158,599.

In addition, concurrently with the execution of the Business Combination Agreement, on November 19, 2020, Longview entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the closing of the Business Combination, an aggregate of 17,500,000 shares of Longview Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”).

Butterfly and Legacy Butterfly

Unless noted otherwise, the below discussion of liquidity and capital resources refers to Legacy Butterfly prior to the closing of the Business Combination and to Butterfly after the closing of the Business Combination.

Legacy Butterfly’s primary sources of liquidity has historically been cash flows from operations and issuances of preferred stock and convertible notes. In addition, on February 12, 2021, we completed the Business Combination with Longview, and as a result we received gross proceeds of approximately $589 million. Our primary uses of liquidity are operating expenses, working capital requirements and capital expenditures. Cash flows from operations have been historically negative as we continue to develop new products and services and increase our sales and marketing efforts. We expect to be cash flow negative on an annual basis, although we may have quarterly results where cash flows from operations are positive.

We expect to continue to incur net losses in the short term, as we continue to invest in research and development of our products and invest in the sales and marketing and expand into new markets and verticals.

We expect that the funds raised in connection with the Business Combination and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use the funds raised in connection with the Business Combination to scale our sales and marketing capabilities, develop new products and services, and for working capital and general corporate purposes.

Cash

Legacy Butterfly’s cash and cash equivalents balance as of December 31, 2020 was $60.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

Cash flows

Comparison of the period for the years ended December 31, 2020 and December 31, 2019

The following table summarizes Legacy Butterfly’s sources and uses of cash for the years ended December 31, 2020 and December 31, 2019:

	Year ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	(81,700)	(120,432)
Net cash used in investing activities	(2,376)	(4,468)
Net cash provided by financing activities	54,280	324
Net decrease in cash and cash equivalents	(29,796)	(124,576)

Cash flows used in operating activities

Net cash flows used in operating activities represent the cash receipts and disbursements related to Legacy Butterfly’s activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash flows used in operating activities is derived by adjusting our net loss for:

•	non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses;

•	changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations as well as any losses on disposal of fixed assets.

Net cash used in operating activities decreased by $38.7 million, or 32.2%, to $81.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in net cash used in operating activities resulted from higher outstanding liabilities of $58.9 million and lower vendor advances of $50.2 million due to a spending ramp in 2019 that did not recur in 2020. The higher outstanding liabilities consisted of purchase commitments accrual of $45.5 million due to minimum purchase commitments for inventory that could not be sold through, as well as higher accrued expenses and other liabilities of $4.7 million and accounts payable of $8.6 million resulting from the timing of payments. The decrease in net cash used in operating activities was also due to an increase of non-cash charges of $13.0 million. The increase of $13.0 million was primarily the result of an increase in stock-based compensation expense of $5.0 million and an increase in inventory write-downs of $4.4 million as well as an impairment charge of $1.4 million with regards to other long term assets.

The offsetting decrease resulted from an increase in net loss of $63 million on a year over year basis and increases in cash used for inventory and accounts receivable of $22.1 million and $3.2 million, respectively. The increase in cash used for inventory is due to maintaining higher levels of inventory on hand for expected sales growth in future years.

Cash flows used in investing activities

Net cash used in investing activities decreased by $2.1 million, or 46.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to Legacy Butterfly’s lower spending on machinery and equipment and leasehold improvements.

Cash flows provided by financing activities

For the year ended December 31, 2020, net cash provided by financing activities was $54.3 million, reflecting net proceeds from the issuance of $47.9 million in convertible debt, proceeds received of $4.4 million under the Paycheck Protection Program and proceeds of $2 million from exercise of stock options.

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, administrative and support services provided to the Company. We began incurring these fees on May 26, 2020 and continued to incur these fees monthly until the completion of the Business Combination.

The underwriters in our initial public offering were entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate, which was paid in connection with the closing of the Business Combination.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Longview

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Butterfly and Legacy Butterfly

We have operations within the United States, Australia, Germany, Netherlands, United Kingdom and Taiwan and we are exposed to market risk in the ordinary course of our business further discussed in Item 1A, Risk Factors in this Annual Report on Form 10-K.

Interest Rate Risk

We do not have any floating rate debt as of December 31, 2020. Cash equivalents, which consistent primary of money market funds are subject to interest rate volatility and represents a market risk. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Exchange Risk

We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of Butterfly Network, Inc. (formerly Longview Acquisition Corp.)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Neither the principal executive officer nor the principal financial officer of Longview as of December 31, 2020 is employed by us as of the date of this Annual Report on Form 10-K.  To the knowledge of our principal executive officer and principal financial officer, the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) of Longview as of the end of the period covered by this Form 10-K were effective to ensure that information required to be disclosed by Longview in the reports that it filed or submitted under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and were accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

Effective as of the Closing Date, and in connection with closing of the Business Combination, each the executive officers of Longview resigned and were replaced by certain members of the management team of Legacy Butterfly, and each of the directors of Longview (other than Larry Robbins) resigned and the stockholders elected seven directors to serve on the Company’s board of directors, or the Board. In addition, following the Closing Date, the size of the Board was increased to eight directors and Elazer Edelman, M.D., Ph.D. was appointed to the Board on March 10, 2021. Accordingly, the following table sets forth certain information concerning our executive officers and directors as of March 1, 2021:

Name	Age	Position
Executive Officers:
Todd M. Fruchterman, M.D., Ph.D.	51	President, Chief Executive Officer and Director
Gioel Molinari	45	Executive Vice President and Chief Product Officer
David Perri	50	Chief Operating Officer
Stephanie Fielding	39	Chief Financial Officer
Darius Shahida	29	Chief Strategy Officer and Chief Business Development Officer
Stacey Pugh	48	Chief Commercial Officer
Mary Miller	47	General Counsel and Corporate Secretary

Non-Employee Directors:
Jonathan M. Rothberg, Ph.D.	57	Chairman of the Board
Larry Robbins	51	Director
Dawn Carfora	49	Director
Elazer Edelman, M.D., Ph.D.	64	Director
John Hammergren	62	Director
Gianluca Pettiti	42	Director
S. Louise Phanstiel	62	Director

Executive Officers

Todd M. Fruchterman, M.D., Ph.D. has served as our President and Chief Executive Officer and as a director of the Company since the Closing of the Business Combination in February 2021, and had served as President and Chief Executive Officer and as a director of Legacy Butterfly since February 2021. Prior to joining the Company, from November 2020 through January 2021, Dr. Fruchterman served as Group President, Reliability Solutions of Flex Ltd., where he oversaw health solutions and automotive and industrial business units. Before that, Dr. Fruchterman held several leadership roles of increasing responsibility at 3M Company, or 3M, most recently as President and General Manager, Medical Solutions, the largest division of the company, from May 2018 to September 2020. Dr. Fruchterman also served as President and General Manager, Critical & Chronic Care Solutions at 3M from August 2015 to May 2018, and as Senior Vice President R&D, Regulatory Affairs, Chief Technology Officer, and Chief Medical Officer at 3M from February 2011 to August 2015. Prior to joining 3M, Dr. Fruchterman was Executive Vice President, Chief Technology Officer and Chief Medical Officer at Kinetic Concepts, Inc. He previously held various positions at Johnson & Johnson, where he led worldwide biosurgical R&D for the Ethicon division; Schering-Plough, where he directed medical and strategic marketing for the hepatitis business; and Response Genetics, Inc., where he held the positions of President, Chief Executive Officer, and Chief Operating Officer. In addition, Dr. Fruchterman served as a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed) from October 2016 to September 2020. In 2018 and 2019, Dr. Fruchterman was also a core participant in the Innovation and Investment Summit at the U.S. Department of Health and Human Services. Dr. Fruchterman earned his M.D. from the University of Pennsylvania School of Medicine, his Ph.D. in physiology and biophysics from the University of Louisville, and his B.A. in biological basis of behavior from the University of Pennsylvania. Dr. Fruchterman’s qualifications to serve on our board of directors include his extensive leadership experience in the healthcare industry.

Gioel Molinari has served our Executive Vice President and Chief Product Officer since the Closing of the Business Combination in February 2021. Mr. Molinari served as Legacy Butterfly’s Executive Vice President and Chief Product Officer in February 2021 and as President and as a member of Legacy Butterfly’s board of directors from January 2017 to February 2021. Mr. Molinari previously served as a member of Legacy Butterfly’s board of directors and as Butterfly’s Chief Executive Officer, President, and Secretary from January 2011 to July 2012. From July 2012 to December 2016, Mr. Molinari served as Senior Technologist, Research of Bridgewater Associates, where he led design and development of the first production instance of an equity research platform on Amazon Web Services. Mr. Molinari also served as Business Manager, Equity PM and Analyst Products of Bloomberg LP from May 2011 to July 2012, where he was responsible for the equity portfolio management business, with a focus on idea generation products and data. Prior to that, Mr. Molinari served as Managing Director of S&P Global Market Intelligence Inc. from May 2007 to May 2010, where he was responsible for product development for the investment management segment, including equity market data feeds, content sets, and analytical desktop tools. Mr. Molinari began his career in industrial automation and served as Founder, President and Chief Technology Officer of ClariFI, Inc. from January 2000 to May 2007. Mr. Molinari received his B.S. in chemical engineering from Carnegie Mellon University.

David Perri has served as our Chief Operating Officer since the Closing of the Business Combination in February 2021. Prior to that, Mr. Perri served as Legacy Butterfly’s Chief Operating Officer from August 2020 to February 2021 and its Chief Hardware Product and Operations Officer from March 2020 to August 2020, where he was responsible for all hardware technology, roadmaps, manufacturing and supply chain operations. From February 2017 to February 2020, Mr. Perri was Chief Operations Officer at Sonos, Inc., or Sonos, where he was responsible for building and operating an end-to-end organization from engineering and supply chain through data platforms, infrastructure, and customer experience operations. Prior to serving as Chief Operations Officer, Mr. Perri served in various roles at Sonos from June 2008 to February 2017, including as Vice President Product Operations, Vice President Product Development, and Director of Hardware Development. Prior to that, from January 2005 to July 2007, Mr. Perri served as Director, Hardware Engineering at Avid Technology, Inc., and from June 1998 to January 2005, he served as Senior Manager/Director, Hardware Engineering at Bay Networks Inc. Mr. Perri received his M.B.A. from Babson College and B.S. in Electrical Engineering from Worcester Polytechnic Institute.

Stephanie Fielding has served as our Chief Financial Officer since the Closing of the Business Combination in February 2021, where she is responsible for all aspects of our financial and accounting activities. Ms. Fielding previously served as Legacy Butterfly’s Chief Financial Officer from November 2021 to February 2021 and Senior Vice President of Finance from April 2020 to November 2020. Prior to joining the Company, Ms. Fielding spent over eight years at Amazon, serving from September 2019 to March 2020 as Director of Finance, Global Operations Customer Experience, where she led global finance teams in domains including customer service, customer facing delivery and reverse logistics offerings, and hardware development. Ms. Fielding also served as the Director of Finance and Analytics for Delivery Experience, from October 2017 to August 2019, as Senior Finance Manager of Delivery Finance and Analytics from June 2016 to September 2017, as Senior Manager of AWS Infrastructure FP&A from August 2014 to May 2016 and as Senior Manager of Marketing Finance for Europe. Before joining Amazon, Ms. Fielding worked in the power and energy sectors. She held several roles in the treasury and strategic marketing groups at UGI Corporation from 2009 to 2011, and was a buy-side analyst with responsibility for fixed income investments in power and energy at Delaware Investments from 2005 to 2007. Ms. Fielding received her M.B.A. from Columbia Business School and B.A. from Yale University and is a CFA® charterholder.

Darius Shahida has served as our Chief Strategy Officer and Chief Business Development Officer since the Closing of the Business Combination in February 2021. Mr. Shahida previously served as Legacy Butterfly’s Chief Strategy Officer and Chief Business Development Officer from January 2020 to February 2021, where he led Legacy Butterfly’s financing, business development, global health, and strategic efforts. Mr. Shahida also served as Legacy Butterfly’s Head of Growth from August 2018 to January 2020, where he helped oversee the Series D preferred stock financing and subsequent commercial launch and global roll out of the Butterfly iQ, and he served as Legacy Butterfly’s Chief of Staff from January 2018 to August 2018. He also served as Chief Business and Chief Strategy Officer of 4Catalyzer Corporation, or 4Catalyzer, from January 2018 until he transitioned fully to Butterfly in November 2020. Before joining Legacy Butterfly and 4Catalyzer, Mr. Shahida served as Head of Trading of Birch Grove Capital LP from August 2015 to August 2017, where he was responsible for all trading and healthcare investing across credit, equities, convertibles, bank debt, and commodities as well as assisting with risk and portfolio management. Prior to that, Mr. Shahida served as Special Situations Analyst at Morgan Stanley & Co. LLC from August 2013 to August 2015. In that role, he was responsible for sourcing and structuring banking transactions and acted as Morgan Stanley’s specialist on Argentina during default proceedings. Mr. Shahida received his M.B.A. from Harvard Business School and B.S. from Duke University.

Stacey Pugh has served as our Chief Commercial Officer since March 2021. Ms. Pugh held leadership positions across sales, marketing, medical affairs, and business development during her 18 plus year career at medical device manufacturers Medtronic plc, Covidien Ltd. and Kinetic Concepts, Inc. Ms. Pugh joined us from Medtronic, where she served as SVP and President of Medtronic's Neurovascular business area from October 2020 to March 2021. In this role, she oversaw global development through commercialization and was responsible for P&L management and revenue growth. Ms. Pugh also served as Vice President and General Manager of Medtronic's Neurovascular business area from June 2016 to October 2020 and as Vice President, EMEA of Medtronic’s Neurovascular business area from February 2015 to May 2016. Prior to that, she spent nearly eight years in a variety of clinical development roles at Kinetic Concepts, and the early years of her career in critical care, trauma nursing and nursing education. Ms. Pugh received her B.S. in nursing from West Texas A&M University.

Mary Miller has served as our General Counsel and Corporate Secretary since the Closing of the Business Combination in February 2021. She served as Legacy Butterfly’s General Counsel from December 2020 to February 2021. From December 2017 to December 2020, Ms. Miller was Chief Risk Officer and General Counsel at Columbia Care Inc., where she oversaw all legal, regulatory, and compliance aspects of the organization, including corporate governance, corporate finance, strategic transactions, contract negotiations, and intellectual property, litigation, and employment matters and managed all regulatory and compliance matters. Prior to that, from March 2017 to December 2017, Ms. Miller served as a Member at Outside GC LLC, where she provided startup, growth, and established companies with proactive legal risk management solutions, frequently serving as outside general counsel. Ms. Miller was the founder of mosaicHub, Inc. and served as its Chief Executive Officer from 2011 to June 2016. Prior to that, from 2010 to 2012, she served as General Counsel at General Catalyst Partners, and from 2007 to 2010, she served as Vice President, Associate General Counsel and Corporate Secretary at Fidelity Investments Inc. Ms. Miller began her career as a Corporate Associate at Ropes & Gray LLP. Ms. Miller received her B.A. in Political Science from Boston College and J.D. from Boston College Law School.

Non-Employee Directors

Jonathan M. Rothberg, Ph.D. is the founder of Legacy Butterfly and served as the Chairman of our board of directors since the Closing of the Business Combination in February 2021. Dr. Rothberg served as the Chairman of Legacy Butterfly’s board of directors since March 2014. He previously served as Legacy Butterfly’s Chief Executive Officer from March 2014 to April 2020, and as Legacy Butterfly’s President from March 2014 to April 2014. Dr. Rothberg is a scientist and entrepreneur who was awarded the National Medal of Technology and Innovation, the nation’s highest honor for technological achievement, by President Obama for inventing and commercializing high-speed DNA sequencing. Dr. Rothberg is the founder of the 4Catalyzer medical technology incubator and the founder and Chairman of its companies: Legacy Butterfly, AI Therapeutics, Inc. (formerly LAM Therapeutics, Inc.), Quantum-Si Incorporated, Hyperfine Research, Inc., Tesseract Health, Inc., Liminal Sciences, Inc. (formerly EpilepsyCo Inc.), Detect, Inc. (formerly Homodeus Inc.) and 4Bionics LLC. These companies focus on using inflection points in medicine, such as deep learning, next-generation sequencing, and the silicon supply chain, to address global healthcare challenges. Dr. Rothberg previously founded and served as Chairman, Chief Executive Officer, and Chief Technology Officer of Ion Torrent Systems, Inc. from 2007 to 2010, and founded and served as Chairman and Chief Executive Officer of RainDance Technologies, Inc. from 2004 to 2009. From 1999 to 2007, Dr. Rothberg co-founded and served as Chairman of ClarifI, Inc., and from 1999 to 2006, he founded and served as Chairman, Chief Executive Officer and Chief Technology Officer of 454 Life Sciences Corporation. With 454 Life Sciences, Dr. Rothberg brought to market the first new way to sequence genomes since Sanger and Gilbert won the Nobel Prize for their method in 1980. With 454’s technology, Dr. Rothberg sequenced the first individual human genome, and with Svante Paabo he initiated the first large-scale effort to sequence ancient DNA (The Neanderthal Genome Project). Prior to 454 Life Sciences, Dr. Rothberg founded and served as Chairman and Chief Executive Officer of CuraGen Corporation from 1993 to 2004. His contributions to the field of genome sequencing include the first non-bacterial cloning method (cloning by limited dilution) and the first massively parallel DNA sequencing method (parallel sequencing by synthesis on a single substrate), concepts that have formed the basis for all subsequent next generation sequencing technologies. Dr. Rothberg is an Ernst and Young Entrepreneur of the Year, is the recipient of The Wall Street Journal’s First Gold Medal for Innovation, SXSW Best in Show, Nature Methods First Method of the Year Award, the Connecticut Medal of Technology, the DGKL Biochemical Analysis Prize, and an Honorary Doctorate of Science from Mount Sinai. Dr. Rothberg is a member of the National Academy of Engineering, the Connecticut Academy of Science and Engineering, is a trustee of Carnegie Mellon University and an Adjunct Professor of Genetics at Yale University. Dr. Rothberg received his Ph.D., M.Phil., and M.S. in biology from Yale University and his B.S. in chemical engineering from Carnegie Mellon University. Dr. Rothberg’s qualifications to serve on our board of directors include his significant scientific, executive and board leadership experience in the technology industry, as well as his knowledge of our business as Legacy Butterfly’s founder and former Chief Executive Officer.

Larry Robbins has served on our board of directors since February 2020. Mr. Robbins was Longview’s Chairman from its inception to February 2021. Mr. Robbins is the Founder, Portfolio Manager and CEO of Glenview. Prior to founding Glenview in 2000, Mr. Robbins spent six years as an analyst and partner at Omega Advisors on their U.S. equity long/short team. He joined Omega after three years at Gleacher & Company, a merger and acquisition advisory boutique in New York. Through their Robbins Family Foundation, Mr. Robbins and his wife Sarahmay are active supporters of education reform both in New York City and on a national level. He serves as Chairman of the Board for Together Education, and he is a Board Member for the Relay Graduate School of Education, Robin Hood Foundation and Zearn. In addition, Mr. Robbins is the Senior Chair of the Wall Street Division of the UJA-Federation. Mr. Robbins graduated with honors from the Wharton School and Moore School of the University of Pennsylvania in 1992, where he received his Bachelors of Science in Economics and Engineering, with majors in accounting, finance, marketing, and systems engineering. Mr. Robbins qualifications to serve on our board of directors include his significant investment experience.

Dawn Carfora has served on our board of directors since the Closing of the Business Combination in February 2021. Ms. Carfora currently serves as Vice President, Business Planning and Operations, Global Business Group of Facebook, Inc., or Facebook, since September 2019. Prior to that, Ms. Carfora held a variety of senior leadership roles at Facebook, including as Director, GMS Operations (Global Sales Operations) from October 2017 to September 2019 and as Director, Sales Operations, North America from March 2014 to October 2017. Ms. Carfora previously served as Chief Financial Officer of MagPlus Inc. from November 2013 to March 2014, as Senior Vice President, Operations at PDR Network, LLC, or PDR, from June 2013 to November 2013, as Chief Financial Officer at PDR from September 2009 to June 2013, and as Senior Director, Sales Operations at PDR from May 2007 to September 2009. Before joining PDR, Ms. Carfora served as Vice President, General Manager at MediZine Inc. from April 2005 to May 2007, as Director of Finance and Operations of Primedia Inc. from 1999 to 2003, as Manager, Financial Planning & Analysis of Twentieth Century Fox Home Entertainment, Inc. in 1999, as Experienced Senior, Internal Audit Services at Ernst & Young LLP in 1998, and as Manager, Finance at Bertelsmann SE & Co. from 1993 to 1997. Ms. Carfora received her B.S. in business administration, finance from Rider University. Ms. Carfora’s qualifications to serve on our board of directors include her extensive experience in management, business planning and operations.

Elazer Edelman, M.D., Ph.D. has served on our board of directors since March 2021. Dr. Edelman has served as the Edward J. Poitras Professor in Medical Engineering and Science at the Massachusetts Institute of Technology which he joined in 1993, Professor of Medicine at Harvard Medical School which he joined in 1989, and Senior Attending Physician in the coronary care unit at the Brigham and Women's Hospital in Boston which he has been associated since 1984. He and his laboratory have pioneered basic findings in vascular biology and the development and assessment of biotechnology. Dr. Edelman has directed the Massachusetts Institute of Technology’s Institute for Medical Engineering and Science and Clinical Research Center as well as the Harvard-MIT Biomedical Engineering Center, all dedicated to applying the rigors of the physical sciences to elucidate fundamental biologic processes and mechanisms of disease. He is the founder and has served on the board of director of Autus Valve Technologies, Inc. since 2019, BioDevek, Inc. since 2015, and PanTher Therapeutics, LLC since 2014. Dr. Edelman completed internal medicine training and clinical fellowship in Cardiovascular Medicine at the Brigham and Women's Hospital and a research fellowship at the Department of Pathology at Harvard Medical School. Dr. Edelman received his M.D. from Harvard Medical School and his Ph.D. in Medical Engineering and Medical Physics, M.S. in Electrical Engineering and Computer Science, and B.S. in Bioelectrical Engineering and Applied Biology from the Massachusetts Institute of Technology. Dr. Edelman’s qualifications to serve on our board of directors include his medical and biomedical engineering background and his extensive scientific advisory experience and co-founding of a number of technology companies.

John Hammergren has served on our board of directors since the Closing of the Business Combination in February 2021. Mr. Hammergren served as Chairman of the Board of Directors of McKesson Corporation, or McKesson, from July 2002 to April 2019, and as President and Chief Executive Officer of McKesson from April 2001 to April 2019. Mr. Hammergren joined McKesson in 1996 and held a number of management positions before becoming President and Chief Executive Officer and had been a director since 1999. Mr. Hammergren also served as the Chairman of the Supervisory Board of McKesson Europe, formerly known as Celesio AG, from March 2014 to August 2018. Mr. Hammergren also served as the Chairman of Change Healthcare, from March 2017 to March 2020. Additionally, Mr. Hammergren is currently a member of the Board of Trustees for the Center for Strategic & International Studies. Mr. Hammergren received his M.B.A. from Xavier University, Ohio and his B.A. in business administration and management from the University of Minnesota, Minneapolis. Mr. Hammergren’s qualifications to serve on our board of directors include his extensive business and healthcare experience and his experience serving on the board of directors of other publicly traded companies.

Gianluca Pettiti has served on our board of directors since the Closing of the Business Combination in February 2021. Mr. Pettiti has served as Senior Vice President and President, Specialty Diagnostics of Thermo Fisher Scientific Inc., or Thermo Fisher, since October 2019. Prior to that, Mr. Pettiti held a variety of other senior leadership roles at Thermo Fisher, including as President, Biosciences from January 2018 to September 2019, as President, China from January 2015 to December 2017, as President, Greater China Life Technologies from April 2013 to December 2014, as Vice President and Chief Executive Officer, Latin America Life Technologies from March 2010 to March 2013, as Director Finance, EMEA Life Technologies from January 2009 to March 2010, and as Senior Manager, Financial Planning & Analysis – EMEA from February 2006 to December 2008. Prior to joining Thermo Fisher, Mr. Pettiti served as FP&A Manager of GE Money Bank GmbH. Mr. Pettiti served as a member of the Global Future Council on Health and Healthcare of the World Economic Forum from February 2016 to January 2019 and as a member of the Enactus China Board of Directors from January 2015 to December 2017. Mr. Pettiti earned his Master of Science in Engineering, Engineering Industrial Management, from Politecnico di Torino. Mr. Pettiti’s qualifications to serve on our board of directors include his extensive leadership experience in the life sciences and diagnostics industry.

S. Louise Phanstiel has served on our board of directors since the Closing of the Business Combination in February 2021. Ms. Phanstiel serves as Chair of the Board of Directors of Myriad Genetics, Inc., or Myriad, since March 2020 and has been a Director of Myriad since September 2009. Ms. Phanstiel previously held several executive positions at Anthem, Inc., formerly WellPoint, Inc., from 1996 to 2007. Ms. Phanstiel was President, Specialty Products, which included behavioral health services; Senior Vice President, Chief of Staff and Corporate Planning in the Office of the Chairman; and Chief Accounting Officer, Controller and Chief Financial Officer for all WellPoint, Inc. subsidiaries. Previously, Ms. Phanstiel was a partner at the international services firm PricewaterhouseCoopers, LLP, formerly Coopers & Lybrand, LLP, where she specialized in insurance. Ms. Phanstiel’s life science experience includes having previously served on the Board of Directors and Chair of the Audit Committees at publicly traded companies, Inveresk Research Group, Inc. and Verastem Oncology. Ms. Phanstiel received her B.A. in accounting from Golden Gate University and is a Certified Public Accountant. Ms. Phanstiel’s qualifications to serve on our board of directors include her significant experience in the healthcare industry, her extensive knowledge of financial accounting, internal control and public company reporting, and her experience serving on the board of directors of other publicly traded companies.

There are no family relationships between or among any of our directors or executive officers, except that Mr. Molinari is the nephew of Dr. Rothberg.

Role of Board in Risk Oversight

The board of directors have extensive involvement in the oversight of risk management related to the Company and its business and will accomplish this oversight through the regular reporting to the board of directors by the audit committee. The audit committee will represent the board of directors by periodically reviewing the Company’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the board of directors all areas of risk and the appropriate mitigating factors. In addition, the board of directors will receive periodic detailed operating performance reviews from management.

Controlled Company Exemption

Jonathan M. Rothberg, Ph.D. beneficially owns a majority of the voting power of all outstanding shares of the Company’s common stock. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For at least some period following the Business Combination, we may utilize these exemptions. Pending such determination, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, we may be required to add additional directors to our board in order to achieve such compliance within the applicable transition periods.

Composition of the Board of Directors

Our business and affairs will be managed under the direction of our board of directors. Our board of directors is declassified, and the directors will be elected annually.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Larry Robbins, Dawn Carfora, Elazer Edelman, M.D., Ph.D., John Hammergren, Gianluca Pettiti and S. Louise Phanstiel, representing six of the Company’s directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Board Committees

The standing committees of the board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The board of directors may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the board of directors will provide appropriate risk oversight of our activities given the controlling interests held by Jonathan M. Rothberg, Ph.D.

Audit Committee

Our audit committee consists of S. Louise Phanstiel, who serves as the chairperson, Gianluca Pettiti and John Hammergren. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act.

The board of directors has determined that Ms. Phanstiel qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist the board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm.

The board of directors has adopted a written charter for the audit committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Governance Documents.

Compensation Committee

Our compensation committee consists of Gianluca Pettiti, who serves as the chairperson, Dawn Carfora and S. Louise Phanstiel.

The purpose of the compensation committee is to assist the board of directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of its executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

The board of directors has adopted a written charter for the compensation committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Governance Documents.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jonathan M. Rothberg, Ph.D., who serves as the chairperson, Larry Robbins, Elazer Edelman, M.D., Ph.D. and John Hammergren. The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying board of directors members qualified to fill vacancies on any board of directors committee and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to the Company, (5) overseeing the evaluation of the board of directors and management and (6) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

The board of directors have adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Governance Documents.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.butterflynetwork.com under About Us – Investors – Governance – Governance Documents. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on our Internet website.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, meetings of non-management directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of our chief executive officer management succession planning. A copy of our corporate governance guidelines is posted on our website at https://www.butterflynetwork.com under About Us – Investors – Governance – Governance Documents.

Item 11.	EXECUTIVE COMPENSATION

Longview

None of Longview’s executive officers or directors received any cash compensation for services rendered to Longview. Longview agreed to pay an affiliate of its Sponsor a total of $10,000 per month, for up to 24 months, for office space, utilities, administrative and support services provided to members of its management team. The Sponsor, executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Legacy Butterfly

This section provides an overview of Legacy Butterfly’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

As of December 31, 2020, Legacy Butterfly’s named executive officers, which we refer to as Named Executive Officers or NEOs, were:

•	Laurent Faracci, Former Chief Executive Officer,

•	David Perri, Chief Operating Officer, and

•	Stephanie Fielding,Chief Financial Officer.

The objective of our compensation program is to provide a total compensation package to each NEO that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance. Our board of directors has historically determined the compensation for the NEOs.

For 2020, the compensation program for the NEOs consisted of a base salary and incentive compensation delivered in the form of cash bonuses and time- and performance-based stock option awards and restricted stock units, or RSUs, each as described below:

•	Base Salary. Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.

•	Cash Bonuses. Cash bonuses are paid to incentivize the NEOs to achieve annual financial and operating performance metrics and have been paid at the discretion of our board of directors

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our NEOs for the year ended December 31, 2020.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Laurent Faracci, Former Chief Executive Officer and Director(2)	2020	$450,000	$150,000	—		$13,264,361	(3)	$321,589	(4)	$14,185,950
David Perri, Chief Operating Officer(5)	2020	$305,278	$200,000	—		$3,830,599		—		$4,335,877
Stephanie Fielding, Chief Financial Officer(6)	2020	$194,318	$25,000	—	(8)	$1,751,250		—		$1,970,568

(1)	These amounts represent the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 11 to Legacy Butterfly’s consolidated financial statements for the year ended December 31, 2019. Excluding the exercise price per the award agreement, the assumptions used in determining grant date fair value are as follows: risk free interest rate: 0.4% – 0.5%; expected dividend yield: 0%; expected term: 6 years – 6.3 years, common stock fair value of $5.88 – $9.75 and expected volatility: 50% – 51%.
(2)	Mr. Faracci joined Legacy Butterfly as its Chief Executive Officer and a Director in April 2020 and he resigned from his position as Chief Executive Officer and his service as a Director ended in January 2021.
(3)	Mr. Faracci was granted an option to purchase 4,350,000 shares of Legacy Butterfly common stock in April 2020 with a grant date fair value computed under ASC 718 of $13,264,361. In addition, Mr. Faracci was granted two additional options in April 2020, each to purchase 1,635,000 shares that are subject to performance-based vesting provisions. The aggregate grant date fair value for these awards, in accordance with ASC 718, is zero because payouts under these awards are linked to events which are not considered probable until their occurrence. The maximum grant date fair value of these performance-based options assuming the performance conditions are achieved is $1,929,300 and $4,038,450, respectively.
(4)	Includes a moving expense allowance of $179,595, a temporary housing allowance of $94,357, reimbursement of $34,556 for medical insurance coverage and reimbursement of $10,978 for certain legal expenses associated with reviewing his employment offer letter provided to Mr. Faracci.
(5)	Mr. Perri joined Legacy Butterfly as its Chief Hardware Product and Operations Officer in March 2020 and became Legacy Butterfly’s Chief Operating Officer in August 2020.
(6)	Ms. Fielding joined Legacy Butterfly as its Senior Vice President of Finance in April 2020 and became Legacy Butterfly’s Chief Financial Officer in November 2020.
(7)	Ms. Fielding was granted RSUs with respect to 125,000 shares of Legacy Butterfly common stock in December 2020 that vests subject to the Closing of the Business Combination and subsequent time-based vesting provisions. The aggregate grant date fair value for these awards, in accordance with ASC 718, is zero because payouts under these awards are linked to a liquidity event, which is not considered probable until its occurrence. The maximum grant date fair value of these RSUs, determined as the fair market value of the shares on the grant date, assuming the Closing of the Business Combination is $1,218,750.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2020.

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested
Laurent Faracci	4/23/2020	—	4,350,000	(1)	—		$5.02	4/23/2030	—	—	—		—
	4/23/2020	—	—		1,635,000	(2)	$5.02	4/23/2030	—	—	—		—
	4/23/2020	—	—		1,635,000	(3)	$5.02	4/23/2030	—	—	—		—
David Perri	4/23/2020	—	500,000	(4)	—		$5.02	4/23/2030	—	—	—		—
	12/17/2020	—	500,000	(5)	—		$9.75	12/17/2030	—	—	—		—
Stephanie Fielding	12/17/2020	—	375,000	(6)	—		$9.75	12/17/2030	—	—	—		—
	12/17/2020	—	—		—		—	—	—	—	125,000	(7)	$1,218,750

(1) Represents an option to purchase 4,350,000 shares of Legacy Butterfly common stock granted on April 23, 2020. The shares underlying this option vest, subject to continued service, as follows: 870,000 shares vest on March 31, 2021, with the remainder vesting in equal monthly installments over the following 48-month period. An aggregate of 1,522,491 of these shares vested in accordance with the Faracci Separation Agreement. The remaining unvested shares were forfeited.

(2) Represents an option to purchase 1,635,000 shares of Legacy Butterfly common stock granted on April 23, 2020. The option will vest on the closing of a financing, if in accordance with the original terms of the option, the closing occurs within three months following Mr. Faracci’s separation, in excess of $100 million within two years of Mr. Faracci’s start date at a share price greater than $20.54 and if existing stockholders (and holders of vested options) are allowed to tender up to 5% of their shares.

(3) Represents an option to purchase 1,635,000 shares of Legacy Butterfly common stock granted on April 23, 2020. The option will vest on the closing of a financing, if in accordance with the original terms of the option, the closing occurs within three months following Mr. Faracci’s separation, in excess of $100 million within five years of Mr. Faracci’s start date at a share price greater than $51.35 and if existing stockholders (and holders of vested options) are allowed to tender up to 5% of their shares.

(4) Represents an option to purchase 500,000 shares of Legacy Butterfly common stock granted on April 23, 2020. The shares underlying this option vest, subject to continued service, as follows: 125,000 shares vest on March 31, 2021, with the remainder vesting in equal monthly installments over the following 36-month period.

(5) Represents an option to purchase 500,000 shares of Legacy Butterfly common stock granted on December 17, 2020. The shares underlying this option vest, subject to continued service, as follows: 125,000 shares vest on December 31, 2021, with the remainder vesting in equal monthly installments over the following 36-month period.

(6) Represents an option to purchase 375,000 shares of Legacy Butterfly common stock granted on December 17, 2020. The shares underlying this option vest, subject to continued service, as follows: 93,750 of the shares vest on June 30, 2021, with the remainder vesting in equal monthly installments over the following 36-month period.

(7) Represents 125,000 RSUs granted on December 17, 2020. The RSUs vest, subject to the Closing of the Business Combination and continued service, as follows: 31,250 of the shares vest on December 17, 2021, with the remainder vesting in equal quarterly installments over the following three-year period.

Employment Arrangements

Legacy Butterfly entered into a binding term sheet agreement with Dr. Fruchterman, an offer letter and employment agreement letter with Mr. Perri, and an offer letter and employment agreement letter with Ms. Fielding, each in connection with their services as executive officers with Legacy Butterfly, the material terms of which are described below. In addition, Legacy Butterfly entered into an offer letter with Mr. Faracci and, in January 2021, entered into a separation agreement in connection with his resignation as Chief Executive Officer of Legacy Butterfly, the material terms of which are described below. In addition, each named executive officer has entered into a confidentiality agreement obligating the officer to refrain from disclosing any of Legacy Butterfly’s proprietary information received during the course of employment.

Dr. Fruchterman began his employment with Legacy Butterfly as President and Chief Executive Officer in February 2021. Previously, Mr. Faracci joined Legacy Butterfly as Chief Executive Officer in April 2020 and he resigned from his position as Chief Executive Officer in January 2021. Mr. Perri began his current position as Chief Operating Officer in August 2020 and previously served as Legacy Butterfly’s Chief Hardware Product and Operations Officer from when he joined Legacy Butterfly in March 2020 to August 2020. Ms. Fielding began her position as Chief Financial Officer in November 2020 and previously served as Legacy Butterfly’s Senior Vice President of Finance from when she joined Legacy Butterfly in April 2020 to November 2020.

Todd M. Fruchterman, M.D., Ph.D.

Legacy Butterfly entered into a binding term sheet agreement with Dr. Fruchterman on January 23, 2021 and he began his employment as President and Chief Executive Officer of Legacy Butterfly on February 1, 2021. Pursuant to the term sheet, Dr. Fruchterman’s initial annual base salary is $750,000. Beginning in 2021, Dr. Fruchterman is eligible to receive an annual discretionary bonus in a target amount equal to 100% of his annual base salary, or target bonus, subject to a cap of up to 200% of his annual base salary. In connection with his hiring, Dr. Fruchterman received a one-time reimbursement bonus having a net, after tax amount equal to up to $1,583,000 to repay his legal obligation to his previous employer and a one-time signing bonus equal to $1,000,000, with an initial payment of $500,000 and the remaining $500,000 to be paid promptly following the first anniversary of Dr. Fruchterman’s employment. The signing bonus is subject to repayment if Dr. Fruchterman is terminated for cause or resigns from his position without good reason (each as defined in the employment agreement) on or prior to the first anniversary of his employment. Also in connection with his hiring, Dr. Fruchterman was granted an option for 1,500,000 shares of Legacy Butterfly common stock, or the Initial Option Award, at an exercise price of $15.87, the fair market value of Legacy Butterfly’s common stock on the date of the grant, with 25% to vest on the first anniversary of Dr. Fruchterman’s employment start date and the remainder to vest in equal monthly installments over the next 36 months. Dr. Fruchterman was also granted a restricted stock unit award to receive 1,000,000 shares of Legacy Butterfly common stock, or the Initial RSU Award, which vest subject to the Closing of the Business Combination, and thereafter in four equal installments on each of the first four anniversaries of Dr. Fruchterman’s employment start date. Pursuant to Dr. Fruchterman’s employment agreement, he will be eligible for annual equity awards subject to time and performance vesting as determined by our compensation committee at the time of such grant, with performance-based awards not to exceed 50% of the value of any annual award, and time and performance based vesting not to differ materially from performance measures generally applied to senior executives. For the 2021 performance year, Dr. Fruchterman will receive an award with a grant date value of $2,300,000, with 50% of the award in the form of stock options and 50% of the award in the form of restricted stock units, which will vest over three years pursuant to time-based and performance criteria determined by our compensation committee.

In the event that Dr. Fruchterman is terminated without cause or resigns from his position for good reason, he is entitled to receive a severance payment equal to one year of his then in-effect base salary plus his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In addition, his outstanding equity awards with time-based vesting will continue to vest for an additional 12 months following his termination and his Initial RSU Award will be vested in full. In the event that Dr. Fruchterman is terminated without cause or resigns from his position for good reason within three months prior to or two years following a change in control, he is entitled to receive a severance payment equal to two times the sum of his then in-effect base salary plus his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 24 months. In addition, his outstanding equity awards with time-based vesting will be vested in full. Upon Dr. Fruchterman’s termination of employment because of his death or his disability, he is entitled to receive payment of any earned but unpaid annual bonus and such additional vesting of his Initial Option Award and Initial RSU Award such that no less than 50% of the Initial Option Award and Initial RSU Award will be vested upon termination of employment.

We will reimburse Dr. Fruchterman for reasonable, customary relocation expenses and legal fees related to negotiation of his employment terms. Dr. Fruchterman will also be entitled to annual reimbursement for up to $20,000 of reasonable expenses related to tax preparation and estate planning for the 2020 and 2021 tax years. Dr. Fruchterman will be subject to our Non-Competition, Confidentiality and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us in the United States in the field of ultrasound technologies, devices and applications, a two year post-employment covenant not to solicit or service our customers or prospective customers to or for a competing business, and a two year post-employment covenant not to solicit or hire our employees or contractors.

Laurent Faracci

Legacy Butterfly entered into an offer letter of employment with Mr. Faracci, as Legacy Butterfly’s Chief Executive Officer on December 18, 2019, and Mr. Faracci began his employment with Legacy Butterfly in April 2020. Pursuant to the terms of this offer letter, Mr. Faracci’s initial annual base salary was $600,000. Beginning in 2020, Mr. Faracci was eligible to receive annual discretionary bonuses of up to 100% of his annual base salary, and he would have received a guaranteed bonus of 25% of his annual base salary if he was employed on the date any 2020 bonus was paid in February 2021. In connection with his hiring, Mr. Faracci was granted an option, or the Time-Based Options, for 4,350,000 shares at an exercise price of $5.02, the fair market value of Legacy Butterfly’s common stock on the date of the grant, with 20% to vest on March 31, 2021 and the remainder vesting in equal monthly installments over the next 48 months, assuming Mr. Faracci’s continued employment.

Pursuant to Mr. Faracci’s offer letter, he also received two additional option grants, each for 1,635,000 shares, at an exercise price of $5.02. The first option provided for vesting on the closing of a financing in excess of $100 million within two years of Mr. Faracci’s start date at a share price greater than $20.54 and if existing stockholders (and holders of vested options) were allowed to tender up to 5% of their shares. The second option provided for vesting on the closing of a financing in excess of $100 million within five years of Mr. Faracci’s start date at a share price greater than $51.35 and if existing stockholders (and holders of vested options) were allowed to tender up to 5% of their shares.

On January 23, 2021, Mr. Faracci resigned as Chief Executive Officer of Legacy Butterfly effective as of January 23, 2021. In connection with his resignation, on January 24, 2021, Butterfly and Mr. Faracci entered into a separation agreement, or the Faracci Separation Agreement. Under the Faracci Separation Agreement, we will pay or provide to Mr. Faracci: (i) a lump sum severance payment in the amount of $900,000, which is equal to one year of his current annual base salary plus an additional amount equal to 50% of his current base salary, (ii) payment of the monthly premiums to continue Mr. Faracci and his eligible dependents’ participation in our group health plan for 12 months following the separation date, (iii) a payment of $150,000 representing Mr. Faracci’s bonus payable for 2020, and (iv) accelerated vesting of the 1,522,491 shares of his Time-Based Options that would have vested had Mr. Faracci remained employed through the one year anniversary of his termination date, which options will remain exercisable until January 23, 2026. The Faracci Separation Agreement also includes a release and waiver by Mr. Faracci and other customary provisions.

David Perri

Legacy Butterfly entered into an offer letter with Mr. Perri, as Butterfly’s Chief Hardware Product and Operations Officer, on February 29, 2020. Pursuant to the terms of his offer letter, Mr. Perri’s then annual base salary was $400,000. Mr. Perri’s current annual base salary is $420,000. Under his offer letter, Mr. Perri is eligible to receive a one-time bonus of up to $200,000 for calendar year 2020 based on goals, objectives, and performance metrics to be determined by our senior management. In connection with his employment, Mr. Perri was granted an option to purchase up to 500,000 shares at an exercise price of $5.02, the fair market value of Legacy Butterfly’s common stock on the date of the grant, 25% of which will vest on the one-year anniversary of the last day of the calendar quarter in which he commenced his employment and the remainder to vest in equal monthly installments over the following 36-month period.

On November 18, 2020, Legacy Butterfly provided Mr. Perri with an employment agreement letter which supplements the terms and conditions of his offer letter. Pursuant to his employment agreement letter, Mr. Perri’s annual base salary is $420,000. On December 17, 2020, Mr. Perri was granted an option to purchase 500,000 shares at an exercise price of $9.75, the fair market value of Legacy Butterfly’s common stock on the date of the grant, 25% of which will vest on December 31, 2021 and the remainder to vest in equal monthly installments over the following 36-month period. In the event that Mr. Perri’s employment with Legacy Butterfly is terminated by Legacy Butterfly without cause or by Mr. Perri with good reason, Mr. Perri will receive payment of six months of his then annual base salary and will be entitled to vesting of an additional six months of his equity grants.

Stephanie Fielding

Legacy Butterfly entered into an offer letter with Ms. Fielding, as Legacy Butterfly’s Senior Vice President of Finance, on March 16, 2020. Pursuant to the terms of her offer letter, Ms. Fielding’s then annual base salary was $225,000. Ms. Fielding’s current annual base salary is $400,000.

On November 18, 2020, Legacy Butterfly provided Ms. Fielding with an employment agreement letter which supplements the terms and conditions of her offer letter. Pursuant to her employment agreement letter, Ms. Fielding’s annual base salary is $400,000. On December 17, 2020, Ms. Fielding was granted an option to purchase 375,000 shares at an exercise price of $9.75, the fair market value of Legacy Butterfly’s common stock on the date of the grant, 25% of which will vest on June 30, 2021 and the remainder to vest in equal monthly installments over the following 36-month period. In addition, on December 17, 2020, Ms. Fielding was granted 125,000 Legacy Butterfly RSUs, which vest subject to the Closing of the Business Combination, and thereafter as follows: 25% of the RSUs will vest on December 17, 2021, and the remainder will vest in equal quarterly installments over the following three years. The option and RSU grants to Ms. Fielding under her November 18, 2020 employment agreement letter replace the obligation to grant 250,000 stock options under her March 16, 2020 offer letter. In the event that Ms. Fielding’s employment is terminated by us without cause or by Ms. Fielding with good reason, Ms. Fielding will receive payment of six months of her then annual base salary and will be entitled to vesting of an additional six months of her equity grants if the termination is prior to the two-year anniversary of her start date, and payment of one year of her then annual base salary and vesting of an additional one year of her equity grants if the termination is after the two-year anniversary of her start date.

Employee Benefits

Our NEOs participate in employee benefit programs available to its employees generally, including a tax-qualified 401(k) plan. Legacy Butterfly did not maintain any executive-specific benefit or perquisite programs in 2020.

Director Compensation

During 2020, Legacy Butterfly had no formal arrangements under which directors receive compensation for their service on Legacy Butterfly’s board of directors. Dr. Fruchterman and Mr. Faracci did not receive additional compensation for their services as a director of Legacy Butterfly.

On February 12, 2021, we adopted a non-employee director compensation policy. Pursuant to the policy, the annual retainer for non-employee directors is $50,000. Annual retainers for committee membership are as follows:

Position	Retainer
Audit committee chairperson	$20,000
Audit committee member	$10,000
Compensation committee chairperson	$15,000
Compensation committee member	$7,500
Nominating and corporate governance committee chairperson	$10,000
Nominating and corporate governance committee member	$5,000

These fees are payable in arrears in quarterly installments as soon as practicable following the last business day of each fiscal quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our board of directors, on such committee or in such position. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the board and any committee of the board on which they serve and in connection with other business related to the board. Directors may also be reimbursed for reasonable out-of-pocket business expenses in accordance with our travel and other expense policies, as may be in effect from time to time.

In addition, we grant to new non-employee directors upon their initial election to our board of directors a number of restricted stock units, or RSUs, (each RSU relating to one share of our Class A common stock), having an aggregate fair market value equal to $300,000, determined by dividing (A) $300,000 by (B) the closing price of our Class A common stock on the NYSE on the date of the grant (rounded down to the nearest whole share), on the first business day after the date that the non-employee director is first appointed or elected to the board. Each of these grants shall vest in equal annual installments over three years from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

Further, in connection with each of our annual meetings of stockholders, each non-employee director automatically receives an option to purchase shares of our Class A common stock having an aggregate grant date fair value of $150,000, valued based on a Black-Scholes valuation method (rounded down to the nearest whole share), each year on the first business day after our annual meeting of stockholders (or the first business day of the third fiscal quarter of such year if there has been no annual meeting of stockholders held by such date). Each of these options has a term of 10 years from the date of the award and vests at the end of the period beginning on the date of each regular annual meeting of stockholders (or the first business day of the third fiscal quarter, as applicable) and ending on the date of the next regular annual meeting of stockholders, subject to the non-employee director’s continued service as a director through the applicable vesting dates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of February 12, 2021 by:

•	each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;

•	each of the Company’s executive officers and directors; and

•	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and restricted stock units that vest within 60 days. Company stock issuable upon exercise of options and warrants currently exercisable within 60 days and restricted stock units that vest within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of Company common stock is based on 164,862,472 shares of the Company’s Class A common stock and 26,426,937 shares of the Company’s Class B common stock issued and outstanding as of February 12, 2021.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of shares of Class A Common Stock	%	Number of shares Class B Common stock	%	% of Total Voting Power**
Directors and Executive Officers:
Jonathan M. Rothberg, Ph.D.(1)(2)	129,788	*	26,426,937	100%	76.2%
Larry Robbins(1)(3)	15,049,846	9.1%	—	—	2.2%
Dawn Carfora(1)(4)	12,009	*	—	—	*
Elazer Edelman, M.D., Ph.D.(1)	—	—	—	—	—
John Hammergren(1)(5)	120,099	*	—	—	*
Gianluca Pettiti(1)(6)	18,014	*	—	—	*
S. Louise Phanstiel(1)(7)	60,049	*	—	—	*
Todd M. Fruchterman, M.D.(1)	—	—	—	—	—
Gioel Molinari(1)(8)	2,238,832	1.3%	—	—	*
David Perri(1)(9)	129,786	*	—	—	—
Stephanie Fielding(1)	—	—	—	—	—
Darius Shahida(1)(10)	377,430	*	—	—	*
Stacey Pugh(1)	—	—	—	—	—
Mary Miller(1)	—	—	—	—	—
All Directors and Executive Officers of the Company as a Group (14 Individuals)(11)	18,135,853	10.8%	26,426,937	100%	78.6%
Five Percent Holders:
Jonathan M. Rothberg, Ph.D.(1)(2)	129,788	*	26,426,937	100%	76.2%
Michael J. Rothberg Family Investments(1)(12)	29,028,819	17.6%	—	—	4.2%
Fosun Industrial Co., Limited(13)	10,716,630	6.5%	—	—	1.5%
Longview Investors LLC(3)	15,049,846	9.1%	—	—	2.2%
Entities affiliated with Fidelity Management & Research Company, LLC(14)	9,177,625	5.6%	—	—	1.3%

*	Indicates beneficial ownership of less than 1%.

**	Percentage of total voting power represents voting power with respect to all shares of the Company’s Class A common stock and the Company’s Class B common stock as a single class. Each share of the Company’s Class B common stock is entitled to 20 votes per share and each share of the Company’s Class A common stock is entitled to one vote per share.

(1)	Unless otherwise indicated, the business address of each of these individuals is c/o Butterfly Network, Inc., 530 Old Whitfield Street, Guilford, CT 06437.

(2)	Consists of (i) restricted stock units for 129,788 shares of the Company’s Class A common stock that vest within 60 days of February 12, 2021 held by Dr. Rothberg, which vesting will be delayed to the extent the Company has not filed a Form S-8 registering such shares by the applicable vesting date, and (ii) 26,426,937 shares of the Company’s Class B common stock held by 4C Holdings I, LLC, 4C Holdings II, LLC, 4C Holdings III, LLC, 4C Holdings IV, LLC and 4C Holdings V, LLC. Jonathan M. Rothberg, Ph.D., the Company’s Chairman, is the sole manager of these entities. Dr. Rothberg has sole voting and investment control over the shares.

(3)	Longview Investors LLC, or its affiliates, is the record holder of the 10,275,000 founder shares reported herein. Mr. Robbins is the managing member of Longview Investors LLC. Mr. Robbins shares voting and dispositive power over the shares held by Longview Investors LLC and may be deemed to beneficially own such shares. Includes (i) 10,275,000 founder shares and (ii) 4,774,846 shares of the Company’s Class A common stock held by Glenview Capital Partners, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, LTD., Glenview Capital Opportunity Fund, L.P. and Glenview Offshore Opportunity Master Fund, LTD. (the “Glenview Investment Funds”). Excludes 6,853,333 shares underlying private placement warrants that will not become exercisable within 60 days of February 12, 2021. The address of the principal business office for Longview Investors LLC and the Glenview Investment Funds is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(4)	Consists of shares of the Company’s Class A common stock held by Ms. Carfora.

(5)	Consists of shares of the Company’s Class A common stock held by Triumph Ventures LP. Mr. Hammergren is the President of The Stoneyfield Group LLC, the General Partner of Triumph Ventures LP, and therefore has voting and investment control over the shares.

(6)	Consists of shares of the Company’s Class A common stock held by Mr. Pettiti.

(7)	Consists of shares of the Company’s Class A common stock held by H.G. Phanstiel LP. Ms. Phanstiel is the Managing Member of H.G. Phanstiel LP, and therefore has voting and investment control over the shares.

(8)	Consists of (i) 376,383 shares of the Company’s Class A common stock held by Mr. Molinari, and (ii) options to purchase 1,862,449 shares of the Company’s Class A common stock exercisable within 60 days of February 12, 2021 held by Mr. Molinari.

(9)	Consists of options to purchase 129,786 shares of the Company’s Class A common stock exercisable within 60 days of February 12, 2021 held by Mr. Perri.

(10)	Consists of options to purchase 377,430 shares of the Company’s Class A common stock exercisable within 60 days of February 12, 2021 held by Mr. Shahida.

(11)	See footnotes 2 through 10.

(12)	Consists of (i) 908,512 shares of the Company’s Class A common stock held by the Michael J. Rothberg Family Trust, and (ii) 28,120,307 shares of the Company’s Class A common stock held by the Rothberg Family Fund I, LLC. Michael Rothberg is the trustee of the Michael J. Rothberg Family Trust and manager of the Rothberg Family Fund I, LLC and therefore has voting and investment control over shares held by those entities. In March 2021, the Rothberg Family Fund I, LLC distributed the 28,120,307 shares of the Company’s Class A common stock to its members.

(13)	Consists of shares of the Company’s Class A common stock held by Fosun Industrial Co., Limited (“Fosun Industrial”). Fosun Industrial is a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). Fosun Pharma is a subsidiary of, and is beneficially held approximately 38.54% by, Shanghai Fosun High Technology (Group) Co. Ltd. (“Fosun High Technology”). Fosun High Technology is a wholly-owned subsidiary of Fosun International Limited (“Fosun International”), which is a subsidiary of, and is beneficially held approximately 71.40% by, Fosun Holdings Limited (“Fosun Holdings”). Fosun Holdings is a wholly-owned subsidiary of Fosun International Holdings Ltd. (“Fosun International Holdings”). Fosun International Holdings is beneficially held approximately 85.29% by Guo Guangchang and 14.71% by Wang Qunbin. Guo Guangchang controls Fosun International Holdings and could therefore be deemed the beneficial owner of the securities held by Fosun Industrial. The address of the principal business office for Fosun Pharma is No. 1289 Yishan Road (Building A, Fosun Technology Park), Shanghai 200233, People’s Republic of China. The address of the principal business office for Fosun Industrial is Level 54, Hopewell Centre, 183 Queen’s Road East, Hong Kong.

(14)	Consists of (i) 2,311,076 shares of the Company’s Class A common stock held by Fidelity Contrafund: Fidelity Advisor New Insights Fund, (ii) 1,658,226 shares of the Company’s Class A common stock held by Fidelity Mt. Vernon Street Trust: Fidelity New Millennium Fund, (iii) 4,395,644 shares of the Company’s Class A common stock held by Fidelity Concord Street Trust: Fidelity Mid-Cap Stock Fund, (iv) 189,741 shares of the Company’s Class A common stock held by Fidelity Mid-Cap Stock Commingled Pool, (v) 587,370 shares of the Company’s Class A common stock held by Fidelity U.S. All Cap Fund and (vi) 35,568 shares of the Company’s Class A common stock held by Fidelity Concord Street Trust: Fidelity Mid-Cap Stock K6 Fund. These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, LLC (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company, LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As used in this Item 13, “Legacy Butterfly” refers to Butterfly Network, Inc. and its direct and indirect subsidiaries, individually and collectively, prior to the Closing of the Business Combination. Longview refers to Longview Acquisition Corp. prior to the Closing of the Business Combination.

Longview

Relationship with Sponsor

Prior to the consummation of the initial public offering, on February 12, 2020, Longview Investors LLC, Longview’s Sponsor, purchased 8,625,000 shares of Longview Class B common stock for an aggregate purchase price of $25,000, or approximately $0.0024 per share. In April 2020, the Sponsor transferred 25,000 founder shares to each of Westley Moore, Derek Cribbs and Randy Simpson, Longview’s director nominees, resulting in the Sponsor holding 8,550,000 founder shares. On May 20, 2020, Longview effected a stock dividend with respect to its Class B common stock, resulting in the Sponsor holding an aggregate of 10,275,000 founder shares and there being an aggregate of 10,350,000 founder shares outstanding.

The Sponsor purchased an aggregate of 6,853,333 private placement warrants in connection with Longview’s initial public offering, at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $10,280,000. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Business Combination.

On January 11, 2021, Longview issued an unsecured promissory note (the “Note”) in the principal amount of up to $2 million to the Sponsor, which principal amount can be drawn down from time to time in increments of no less than $10,000. Longview drew an aggregate of $2 million on the Note. The Note bore interest at a rate of 6.00% per annum, compounded annually and computed on the basis of the 360-day year, and was repaid in full at the Closing.

PIPE Financing

In connection with the execution of the Business Combination Agreement, Longview entered into the Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Longview agreed to issue and sell in private placements an aggregate of 17,500,000 shares of Longview Class A common stock to the PIPE Investors for $10.00 per share immediately prior to the Closing. In the PIPE Financing, entities affiliated with Fidelity Management & Research Company, LLC purchased an aggregate of approximately $25.0 million of shares of Longview Class A common stock. In addition, Glenview, an affiliate of the Sponsor and certain of our directors and officers, agreed to purchase an aggregate of approximately $25.0 million shares of Longview Class A common stock in the PIPE Financing.

Legacy Butterfly

Convertible Notes

On May 19, 2020, Legacy Butterfly entered into a Convertible Note Purchase Agreement, pursuant to which, on May 21, 2020, May 26, 2020 and July 16, 2020, Legacy Butterfly issued $20,650,000 aggregate principal amount of Legacy Butterfly convertible notes. Interest on the Legacy Butterfly convertible notes accrues at the rate of 5.0% per year. On November 12, 2020, Legacy Butterfly entered into a Consent Agreement (the “Consent Agreement”) with certain purchasers of such convertible notes. Pursuant to the Business Combination and Consent Agreement, the principal amount plus accrued but unpaid interest, if any, of the Butterfly convertible notes outstanding were converted into the Company’s Class A common stock, with such shares of the Company’s Class A common stock calculated by dividing the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes by $10.00, rounded down to the nearest whole number of shares.

The participants in this convertible note financing included certain holders of more than 5% of Legacy Butterfly’s capital stock. The following table sets forth the aggregate principal amount of Butterfly convertible notes issued to these related parties in this convertible note financing:

Name	Principal Note Amount	Date of Issuance
Entities affiliated with Fidelity Management & Research Company, LLC(1)	$17,000,000	May 21, 2020

(1)	Consists of $10,308,300 principal amount of Butterfly convertible notes purchased by Fidelity Concord Street Trust: Fidelity Mid-Cap Stock Fund, $377,700 principal amount of Butterfly convertible notes purchased by Fidelity Mid-Cap Stock Commingled Pool, $4,031,800 principal amount of Butterfly convertible notes purchased by Fidelity Mt. Vernon Street Trust: Fidelity New Millennium Fund, $1,825,300 principal amount of Butterfly convertible notes purchased by Fidelity U.S. All Cap Fund and $456,900 principal amount of Butterfly convertible notes purchased by Fidelity U.S. Multi-Cap Investment Trust.

In connection with the Consent Agreement, entities affiliated with Fidelity Management & Research Company, LLC received a fee of $179,488.

Legacy Butterfly Convertible Notes Issued to Affiliates of Glenview

On October 30, 2020, Legacy Butterfly and investment funds managed by Glenview entered into a convertible note purchase agreement (the “October 2020 Convertible Note Purchase Agreement”) pursuant to which such affiliates purchased an aggregate principal amount of $25.1 million of Butterfly convertible notes. Interest on the Butterfly convertible notes accrued at the rate of 5.0% per year. Pursuant to the Business Combination, the principal amount plus accrued but unpaid interest, if any, of the Butterfly convertible notes outstanding were converted into the Company’s Class A common stock, with such shares of Company’s Class A common stock calculated by dividing the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes by $10.00, rounded down to the nearest whole number of shares.

On January 15, 2021, investment funds managed by Glenview entered into a securities purchase agreement with each of Dawn Carfora, John Hammergren, Gianluca Pettiti and S. Louise Phanstiel. Pursuant to the securities purchase agreements, Ms. Carfora agreed to purchase an aggregate principal amount of $118,443 of Legacy Butterfly convertible notes from Glenview for a purchase price of $200,000, Mr. Hammergren agreed to purchase an aggregate principal amount of $1,184,441 of Legacy Butterfly convertible notes from Glenview for a purchase price of $2,000,000, Mr. Pettiti agreed to purchase an aggregate principal amount of $177,666 of Legacy Butterfly convertible notes from Glenview for a purchase price of $300,000, and Ms. Phanstiel agreed to purchase an aggregate principal amount of $592,221 of Legacy Butterfly convertible notes from Glenview for a purchase price of $1,000,000. Upon conversion at the Effective Time, the Legacy Butterfly convertible notes purchased by Ms. Carfora, Mr. Hammergren, Mr. Pettiti and Ms. Phanstiel converted into 12,009, 120,099, 18,014 and 60,049 shares of the Company’s common stock, respectively.

Lease Arrangements

We occupy office and laboratory space located at 506 Old Whitfield Street, Guilford, Connecticut, which is owned by Oceanco, LLC, whose manager is Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and Chairman of our board of directors, and which is owned by Dr. Rothberg’s children. Under this arrangement, Legacy Butterfly paid $145,200, $184,800 and $184,800 for the years ended December 31, 2017, 2018 and 2019, respectively, and has paid $138,600 since January 1, 2020. Legacy Butterfly entered into a month-to-month lease with Oceanco, LLC for this space pursuant to the Business Combination.

Legacy Butterfly also occupies office space at 351 New Whitfield Street, Guilford, Connecticut, 485 Old Whitfield Street, Guilford, Connecticut, and 3000 El Camino Real, Suite 130, Palo Alto, California. Effective upon the Closing, the office space at 485 Old Whitfield Street, Guilford, Connecticut was leased from Oceanco, LLC by 4Catalyzer Corporation, or 4Catalyzer, of which Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the founder of Butterfly and Chairman of Butterfly’s board of directors, is the sole stockholder, and Legacy Butterfly has the right to use rooms at 485 Old Whitfield Street from 4Catalyzer for $100 per employee per day. Effective upon the Closing of the Business Combination, 4Catalyzer subleases space to Legacy Butterfly at 351 New Whitfield Street, where Legacy Butterfly will occupy such portions of the space as 4Catalyzer may designate from time to time on a month-to-month basis, and Legacy Butterfly will pay its pro rata share of expenses paid by 4Catalyzer for such space under the master lease. In connection with the Business Combination Agreement, 4Catalyzer assigned its leasehold interest 3000 El Camino Real to Legacy Butterfly. Legacy Butterfly currently pays 4Catalyzer on a per diem and month-to-month basis, respectively, for use of the spaces in 485 Old Whitfield Street and 351 New Whitfield Street, but no rental or lease agreements are effective. Under these arrangements (and through the date of assignment of the 3000 El Camino Real Lease), Legacy Butterfly paid $24,000, $184,646 and $248,650 for the years ended December 31, 2017, 2018, and 2019, respectively, and has paid $242,450 since January 1, 2020.

Legacy Butterfly also previously occupied office space at 251 West 30th Street, New York, New York, which location was being leased from an unrelated landlord by 4Catalyzer. Legacy Butterfly paid 4Catalyzer on a month-to-month basis for use of the space, but no lease agreement had been entered into. Under this arrangement, Legacy Butterfly paid $189,384 for the year ended December 31, 2019 and $35,104 for the year ended December 31, 2020.

Legacy Butterfly also paid 4 Catalyzer for improvements and other capital expenditures in connection with Legacy Butterfly’s use of each of the spaces noted above, $63,460 during the year ended December 31, 2019, and has not paid any additional amounts since for the year ended December 31, 2020.

Amended and Restated Technology Services Agreement

On November 11, 2020, Legacy Butterfly entered into an Amended and Restated Technology Services Agreement (the “ARTSA”) by and among 4Catalyzer, Butterfly and other participant companies controlled by the Rothbergs, including AI Therapeutics, Inc., Quantum-SI Incorporated, Hyperfine Research, Inc., 4Bionics LLC, Tesseract Health, Inc., Liminal Sciences Inc. and Homodeus Inc. Under the ARTSA, Legacy Butterfly and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, subject to certain restrictions on use, with the other participant companies. The ARTSA provides that ownership of each non-core technology shared by 4Catalyzer, Legacy Butterfly or another participant company will remain with the company that originally shared the non-core technology. The ARTSA also provides for 4Catalyzer to perform certain services to Legacy Butterfly and each other participant company, such as general administration, facilities, information technology, financing, legal, human resources and other services. The ARTSA also provides for the participant companies to provide other services to each other. The fees due to 4Catalyzer or the other participants for such services are allocated to Legacy Butterfly and the participant companies based on the total costs and expenses for the relative amount of services and resources used by the participant company, except for services with respect to intellectual property, which are based on a negotiated cost plus methodology. The ARTSA provides that all inventions of 4Catalyzer, Legacy Butterfly or the other participants made in the course of providing such services will be owned by the receiving participant and that the receiving participant will grant to the participant company providing the services a royalty-free, perpetual, limited, worldwide, non-exclusive license to use such inventions only in the core business field of the participating company.

The ARTSA has an initial term of five years from the date of the ARTSA and provides that the ARTSA will be automatically extended for additional, consecutive one-year renewal terms. Each participating company, including Legacy Butterfly, has the right to terminate the ARTSA at any time upon 30 days’ prior notice and 4Catalyzer has the right to terminate the ARTSA at any time upon 90 days’ prior notice. Legacy Butterfly paid an aggregate of $8,074,173 during the year ended December 31, 2019 and $4,937,775 during the year ended December 31, 2020 for services under the ARTSA.

On November 19, 2020, Legacy Butterfly and 4Catalyzer entered into the First Addendum to the ARTSA, pursuant to which Legacy Butterfly agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time.

Technology and Services Exchange Agreement

Legacy Butterfly has entered into a Technology and Services Exchange Agreement (the “TSEA”) by and among Legacy Butterfly and other participant companies controlled by the Rothbergs, consisting of AI Therapeutics, Inc., Quantum-SI Incorporated, Hyperfine Research, Inc., 4Bionics LLC, Tesseract Health, Inc., Liminal Sciences, Inc. and Homodeus Inc. The TSEA, signed in November 2020, became effective upon the Closing. Under the TSEA, Legacy Butterfly and the other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. The TSEA provides that ownership of each non-core technology shared by Legacy Butterfly or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including Legacy Butterfly) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by Legacy Butterfly and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

Agreements with Butterfly Stockholders

Investors’ Rights, Voting and Right of First Refusal Agreements

In connection with Legacy Butterfly’s Series D preferred stock financing, Butterfly entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with holders of Butterfly’s preferred stock and certain holders of its common stock.

Amended and Restated Registration Rights Agreement

At the Closing of the Business Combination, the Company, the Sponsor, certain affiliates of the Sponsor, and certain stockholders of Legacy Butterfly entered into the Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties to the Amended and Restated Registration Rights Agreement agreed, subject to certain exceptions, not to effect any sale or distribution of any equity securities of the Company held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of the Company’s common stock, in each case, on the terms and subject to the conditions therein.

Advisory Agreement with Jonathan M. Rothberg, Ph.D.

In connection with the consummation of the Business Combination Agreement, Legacy Butterfly and Dr. Rothberg, the founder of Legacy Butterfly and Chairman of the Company, entered into an Advisory Agreement, effective as of the Closing, pursuant to which Dr. Rothberg will advise the Company’s Chief Executive Officer and the board of directors on strategic matters, and will provide consulting, business development and similar services on matters relating to the Company’s current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. As compensation for Dr. Rothberg’s services under the Advisory Agreement, Legacy Butterfly will pay Dr. Rothberg a consulting fee of $16,667 per month during the term of the Advisory Agreement. The term of the Advisory Agreement will continue until terminated by Legacy Butterfly or Dr. Rothberg. Either party may terminate the Advisory Agreement for any reason upon giving thirty (30) days’ advance notice of such termination. In the event of such termination, Legacy Butterfly’s only obligation will be to pay Dr. Rothberg any earned but unpaid consulting fee as of the termination date. In December 2020, the Legacy Butterfly board of directors granted 1,000,000 restricted stock units to Dr. Rothberg. The RSUs will vest in equal quarterly installments over two years, beginning on March 31, 2021, without regard to Dr. Rothberg’s continued service to the Company, with full acceleration of vesting in the event of Dr. Rothberg’s death or disability or a change in control of the Company.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with this Business Combination, the Company entered into indemnification agreements with each of the Company’s executive officers and directors. The indemnification agreements, the Company’s restated certificate of incorporation and its bylaws require that the Company indemnify its directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the bylaws will also require the Company to advance expenses incurred by its directors and officers. The Company will also maintain a general liability insurance policy, which covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to the Company or any of its subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A “Related Person” is:

•	any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year;

•	a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of the Company’s last fiscal year;

•	any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities (a “Significant Stockholder”); or

•	any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of the Company.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a ten-ant or employee.

The Company has implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of the Company’s voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to the audit committee (or to another independent body of the board of directors) for review. To identify related person transactions in advance, we expect to rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the amount involved in the transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of business of the Company;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the Company of, the transaction; and

•	any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Larry Robbins, Dawn Carfora, Elazer Edelman, M.D., Ph.D., John Hammergren, Gianluca Pettiti and S. Louise Phanstiel, representing six of the Company’s directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) acted as Longview’s independent registered public accounting firm. As previously disclosed, as a result of the Business Combination, the Audit Committee approved the dismissal of Withum as our independent registered public accounting firm once it completed the audit of Longview’s consolidated financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K. At the completion of the Business Combination, on February 12, 2021, our board of directors engaged Deloitte & Touche LLP as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2021. The following is a summary of fees paid to Withum for services rendered for the period from February 4, 2020 (inception) through December 31, 2020.

Audit Fees. For the period from February 4, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $122,910, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2020 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from February 4, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the period from February 4, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from February 4, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Business Combination Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Clay Merger Sub, Inc., and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).		Form 8-K (Exhibit 2.1)	11/23/2020	001-39292

3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

4.1	Description of Securities.	X

4.2	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292

4.3	Warrant Agreement, dated as of May 20, 2020, by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	5/272020	001-39292

10.1	Form of Subscription Agreement, dated as of November 19, 2020 by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	11/23/2020	001-39292

10.2	Butterfly Transaction Support Agreement, dated November 20, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Dr. Jonathan Rothberg and certain stockholders of BFLY Operations, Inc. (formerly Butterfly Network, Inc.) named therein.		Form 8-K (Exhibit 10.2)	11/23/2020	001-39292

10.3	Sponsor Letter Agreement, dated as of November 19, 2020, by and among Longview Investors LLC and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).		Form 8-K (Exhibit 10.3)	11/23/2020	001-39292

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4.1	Forward Purchase Agreement, among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Glenview Capital Management, LLC and the Purchasers party thereto.		Form 8-K (Exhibit 10.7)	5/27/2020	001-39292

10.4.2	Amendment No. 1 to Forward Purchase Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Glenview Capital Management, LLC and certain entities affiliated with Glenview Capital Management, LLC.		Form 8-K (Exhibit 10.4)	11/23/2020	001-39292

10.5.1@	Exclusive (Equity) Agreement by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University, dated as of June 28, 2013.		Form S-4 (Exhibit 10.13.1)	11/27/2020	333-250995

10.5.2@	Amendment No. 1, made effective as of April 23, 2019, to Exclusive (Equity) Agreement, dated as of June 28, 2013, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University.		Form S-4 (Exhibit 10.13.2)	11/27/2020	333-250995

10.6.1@	Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.		Form S-4 (Exhibit 10.14.1)	11/27/2020	333-250995

10.6.2@	Amendment No. 1, made effective as of August 2, 2019, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.		Form S-4 (Exhibit 10.14.2)	11/27/2020	333-250995

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.7@	Distribution Agreement, dated as of July 11, 2018, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Cardinal Health 105, Inc.		Form S-4 (Exhibit 10.15)	11/27/2020	333-250995

10.8.1@	Foundry Service Agreement, dated as of March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.		Form S-4/A (Exhibit 10.17.1)	1/6/2021	333-250995

10.8.2@	Amendment No. 1, made effective as of October 1, 2020, to Foundry Service Agreement, dated March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995

10.9	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.		Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995

10.10+	Binding Employment Term Sheet, dated as of January 23, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Todd M. Fruchterman, M.D., Ph.D.		Form S-4/A (Exhibit 10.14)	1/26/2021	333-250995

10.11+	Offer of Employment Letter, dated as of January 6, 2017, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Gioel Molinari.		Form S-4 (Exhibit 10.9)	11/27/2020	333-250995

10.12+	Offer of Employment Letter, dated as of March 16, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Stephanie Fielding, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Stephanie Fielding.		Form S-4/A (Exhibit 10.11)	1/6/2021	333-250995

10.13+	Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Darius Shahida.		Form S-4/A (Exhibit 10.12)	1/6/2021	333-250995

10.14+	Offer of Employment Letter, dated as of February 29, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Dave Perri, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Dave Perri.		Form S-4/A (Exhibit 10.10)	1/6/2021	333-250995

10.15+	Offer of Employment Letter, dated as of November 24, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Mary Miller.		Form S-4/A (Exhibit 10.13)	1/6/2021	333-250995

10.16+	Offer of Employment Letter, dated as of December 18, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.		Form S-4 (Exhibit 10.8)	11/27/2020	333-250995

10.17+	Separation Agreement, dated as of January 24, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.		Form S-4/A (Exhibit 10.8.2)	1/26/2021	333-250995

10.18+	Offer of Employment Letter, dated as of February 11, 2021, by and between Butterfly Network, Inc. and Stacey Pugh.	X

10.19.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.19.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.2)	2/16/21	001-39292

10.19.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.3)	2/16/21	001-39292

10.20.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	X

10.20.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.2)	2/16/21	001-39292

10.20.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.3)	2/16/21	001-39292

10.21+	Nonemployee Director Compensation Policy.		Form 8-K (Exhibit 10.17)	2/16/21	001-39292

10.22+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.18)	2/16/21	001-39292

10.23	Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders		Form 8-K (Exhibit 10.19)	2/16/21	001-39292

10.24	Form of Lock-up Agreement		Form 8-K (Exhibit 10.20)	2/16/21	001-39292

10.25	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.	X

21.1	List of Subsidiaries		Form 8-K (Exhibit 21.1)	2/16/21	001-39292

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.

@	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: March 29, 2021	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Todd Fruchterman, M.D., Ph.D. Todd Fruchterman, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2021

By:	/s/ Stephanie Fielding Stephanie Fielding	Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2021

By:	/s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D.	Chairman of the Board	March 29, 2021

By:	/s/ Dawn Carfora Dawn Carfora	Director	March 29, 2021

By:	/s/ Elazer Edelman, M.D., Ph.D. Elazer Edelman, M.D., Ph.D.	Director	March 29, 2021

By:	/s/ John Hammergren John Hammergren	Director	March 29, 2021

By:	/s/ Gianluca Pettiti Gianluca Pettiti	Director	March 29, 2021

By:	/s/ S. Louise Phanstiel S. Louise Phanstiel	Director	March 29, 2021

By:	/s/ Larry Robbins Larry Robbins	Director	March 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Butterfly Network, Inc. (f/k/a Longview Acquisition Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Butterfly Network, Inc. (f/k/a Longview Acquisition Corp.) (the “Company”), as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from February 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 29, 2021

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$158,599
Prepaid expenses	159,476
Total Current Assets	318,075

Cash and held to maturity securities held in Trust Account	414,333,909
Total Assets	$414,651,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,789,052
Income taxes payable	14,632
Total Current Liabilities	2,803,684

Deferred underwriting fee payable	14,490,000
Total Liabilities	17,293,684

Commitments and contingencies

Class A common stock, $0.0001 par value, 39,235,829 shares subject to possible redemption at $10.00 per share	392,358,290

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,164,171 issued and outstanding (excluding 39,235,829 shares subject to possible redemption)	216
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	8,453,607
Accumulated deficit	(3,454,848)
Total Stockholders’ Equity	5,000,010
Total Liabilities and Stockholders’ Equity	$414,651,984

The accompanying notes are an integral part of the consolidated financial statements.

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$3,774,125
Loss from operations	(3,774,125)

Other income:
Interest earned on marketable securities held in Trust Account	355,909

Loss before provision for income taxes	(3,418,216)
Provision for income taxes	(36,632)

Net loss	$(3,454,848)

Weighted average shares outstanding of Class A redeemable common stock	40,948,182
Basic and diluted income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class B non-redeemable common stock(1)	9,839,969
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.37)

(1)	On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 4, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders (1)	—	—	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000 Units, net of offering costs	41,400,000	4,140	—	—	390,504,008	—	390,508,148

Sale of 6,853,333 Private Placement Units	—	—	—	—	10,280,000	—	10,280,000

Common stock subject to possible redemption	(39,235,829)	(3,924)	—	—	(392,354,366)	—	(392,358,290)

Net loss	—	—	—	—	—	(3,454,848)	(3,454,848)

Balance – December 31, 2020	2,164,171	$216	10,350,000	$1,035	$8,453,607	$(3,454,848)	$5,000,010

(1)	On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,454,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(355,909)
Changes in operating assets and liabilities:
Prepaid expenses	(159,476)
Accounts payable and accrued expenses	2,789,052
Income taxes payable	14,632
Net cash used in operating activities	(1,166,549)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Cash withdrawn from Trust Account to pay taxes	22,000
Net cash used in investing activities	(413,978,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	191,000
Repayment of promissory note – related party	(191,000)
Payment of offering costs	(721,852)
Net cash provided by financing activities	415,303,148

Net Change in Cash	158,599
Cash – Beginning of period	—
Cash – End of period	$158,599

Supplementary cash flow information:
Cash paid for income taxes	$22,000

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$395,812,140
Change in value of Class A common stock subject to possible redemption	$(3,453,850)
Deferred underwriting fee payable	14,490,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Butterfly Network, Inc., formerly known as Longview Acquisition Corp. (the “Company” or “Longview”) was incorporated in Delaware on February 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On February 12, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview, Clay Merger Sub, Inc., a Delaware corporation incorporated on November 12, 2020 (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”).

Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Butterfly, with Legacy Butterfly surviving the business combination as a wholly-owned subsidiary of Longview (the “Merger”). In connection with the Transactions, Longview changed its name to “Butterfly Network, Inc.” and Legacy Butterfly changed its name to “BFLY Operations, Inc.”

The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Longview will be treated as the “acquired” company for accounting purposes and the Business Combination will be treated as the equivalent of Legacy Butterfly issuing stock for the net assets of Longview, accompanied by a recapitalization. The net assets of Longview will be stated at historical cost, with no goodwill or other intangible assets recorded.

As a result of the Business Combination, each share of Longview Class B common stock that was issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted, on a one-for-one basis, into a share of the Company’s Class A common stock. The Business Combination had no effect on the Longview Class A common stock that was issued and outstanding as of immediately prior to the Effective Time, which continues to remain outstanding.

Pursuant to the Merger, at the Effective Time:

•	each share of Legacy Butterfly capital stock (other than the Legacy Butterfly Series A preferred stock) that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class A common stock, rounded down to the nearest whole number of shares;

•	each share of Legacy Butterfly Series A preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class B common stock, rounded down to the nearest whole number of shares;

•

each option to purchase shares of Legacy Butterfly common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Butterfly common stock subject to such option immediately prior to the Effective Time multiplied by 1.0383, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by 1.0383 and rounded up to the nearest whole cent;

•	each Legacy Butterfly restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock, rounded to the nearest whole share, equal to the number of shares of Legacy Butterfly common stock subject to such Legacy Butterfly restricted stock unit immediately prior to the Effective Time multiplied by 1.0383; and

•	the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes outstanding as of immediately prior to the Effective Time was automatically canceled and converted into the right to receive shares of the Company’s Class A common stock, with such shares of the Company’s Class A common stock calculated by dividing the outstanding principal plus accrued interest, if any, of each Legacy Butterfly convertible note by $10.00, rounded down to the nearest whole number of shares.

In addition, on February 12, 2021, Longview filed the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which became effective simultaneously with the Effective Time. As a consequence of filing the Restated Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

As previously disclosed, in connection with the execution of the Business Combination Agreement, on November 19, 2020, Longview, Glenview Capital Management, LLC (“Glenview”) and certain entities affiliated with Glenview (together, the “Forward Purchasers”) entered into an amendment to its existing forward purchase agreement, dated May 20, 2020 (as amended, the “Amended Forward Purchase Agreement”), pursuant to which the Forward Purchasers agreed to purchase from Longview an aggregate number of shares of Longview Class A common stock, at a purchase price of $10.00 per share, equal to the value of $75 million minus the aggregate proceeds that would otherwise be released to Longview from the Trust Account in connection with the Closing (after considering any redemptions of shares of Longview Class A common stock in connection with the Business Combination) (the “Forward Purchase”). The total maximum number of shares of Longview Class A common stock that could be issued in connection with the Forward Purchase immediately prior to the Closing was 7,500,000. In connection with the Closing, no shares of Class A common stock were issued in the Forward Purchase.

In addition, concurrently with the execution of the Business Combination Agreement, on November 19, 2020, Longview entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 17,500,000 shares of Longview Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”).

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was approximately 164,862,472, comprising:

•	95,633,661 shares of the Company’s Class A common stock issued to Legacy Butterfly stockholders (other than certain holders of Legacy Butterfly Series A preferred stock) and holders of Legacy Butterfly convertible notes in the Merger;

•	17,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing;

•	10,350,000 shares of the Company’s Class A common stock issued to holders of shares of Longview Class B common stock outstanding at the Effective Time; and
•	41,378,811 shares of Longview Class A common stock outstanding at the Effective Time.

The total number of shares of the Company’s Class B common stock issued at the Closing was approximately 26,426,937. Dr. Rothberg holds approximately 76.2% of the combined voting power of the Company. Accordingly, Dr. Rothberg and his permitted transferees control the Company and the Company is a controlled company within the meaning of the corporate governance standards of the New York Stock Exchange (the “NYSE”).

Business Prior to the Business Combination

All activity through December 31, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a business combination, and activities in connection with the proposed acquisition of Legacy Butterfly.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 39,235,829 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,491,852 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account less income and franchise taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From February 4, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$355,909
Income and Franchise Tax	(218,103)
Net Earnings	$137,806
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	40,948,182
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(3,454,848)
Redeemable Net Earnings	(137,806)
Non-Redeemable Net Loss	$(3,592,654)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	9,839,969
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.37)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on May 26, 2020, the Company sold 36,000,000 Units to the underwriters. On June 9, 2020, the Company sold an additional 4,000,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option at a purchase price of $10.00 per Unit. On June 26, 2020, in connection with the underwriters’ election to exercise their remaining over-allotment option, the Company sold an additional 1,400,000 Units at price of $10.00 per Unit. Each Unit consisted of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,200,000. On June 9, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 533,333 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $800,000. On June 26, 2020, in connection with the underwriters’ election to exercise their remaining over-allotment option, the Company sold an additional 186,667 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $280,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company did not complete a business combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the proceeds from the sale of the Private Placement Warrants held in the Trust Account would be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants would expire worthless.

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

Promissory Note — Related Party

On February 12, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. As of May 26, 2020, there was $191,000 outstanding under the Promissory Note, of which such amount was repaid on May 27, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates was entitled to, but was not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 26, 2020 through the earlier of the Company’s consummation of a business combination or its liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. For the period from February 4, 2020 (inception) through December 31, 2020, the Company incurred and paid $70,000 in fees for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on May 26, 2020, holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. This registration rights agreement was amended and restated in connection with the closing of the Business Combination on February 12, 2021.

Underwriting Agreement

In connection with the closing of the Initial Public Offering and the over-allotment options, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $8,280,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee of $14,490,000 was paid upon the closing of the Business Combination. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination that existed at the balance sheet date and its encumbrance to the Trust Account.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — As of December 31, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — As of December 31, 2020, the Company was authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 2,164,171 shares of Class A common stock issued and outstanding, excluding 39,235,829 shares of Class A common stock subject to possible redemption.

Class B Common Stock — As of December 31, 2020, the Company was authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock automatically convert into shares of Class A common stock at the time of a business combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a business combination, including pursuant to a specified future issuance (which does not include the forward purchase shares described in the prospectus), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a business combination (net of the number of shares of Class A common stock redeemed in connection with a business combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a business combination and any Private Placement Warrants issued to the Sponsor, an affiliate of the Sponsor or any of the Company’s officers or directors and any forward purchase shares.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a business combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company has agreed to use its best efforts to cause the same to become effective within 60 business days following a business combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Class common stock equals or exceeds $10.00 — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Company’s Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax asset
Net operating loss carryforward	$—
Organizational costs/Startup expenses	754,457
Total deferred tax asset	754,457
Valuation allowance	(754,457)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31,
2020
Federal
Current	$36,632
Deferred	(754,457)

State
Current	$—
Deferred	—
Change in valuation allowance	754,457
Income tax provision	$36,632

As of December 31, 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 4, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $754,457.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(22.0)%
Income tax provision	(1.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $711 in cash, $414,279,198 in U.S. Treasury securities and $54,000 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2020, the Company withdrew $22,000 of interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
U.S. Treasury Securities (Matured on 1/19/2021)	1	$414,279,198	$7,516	$414,286,714

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$54,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 11, 2021, Longview issued an unsecured promissory note (the “Note”) in the principal amount of up to $2,000,000 to the Sponsor, which principal amount can be drawn down from time to time in increments of no less than $10,000. The Note bore interest at a rate of 6.00% per annum, compounded annually and computed on the basis of the 360-day year, and was repayable in full upon consummation of the Company’s initial business combination. In the event of termination of the Business Combination Agreement pursuant to Section 7.1 of the Business Combination Agreement, (i) penalty interest shall accrue at an increased rate equal to 12.00% per annum, and (ii) prior to the repayment of amounts outstanding under the Note, the Sponsor was entitled to elect to convert any unpaid balance of the Note in whole or in part into warrants (the “Conversion Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Conversion Warrants would be identical to the terms of the Private Placement Warrants. The Note was subject to customary events of default, the occurrence of which would automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. Prior to the completion of the Business combination, the Company drew down on the loan and it was repaid as part of the closing of the Business Combination.

As described in Note 1, the Company completed the Business Combination on February 12, 2021.