Form 10-K/A
period 2020-12-31
Butterfly Network, Inc.
filed 2021-05-12
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 1, 2021, the registrant had 164,867,472 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

EXPLANATORY NOTES

EXPLANATORY NOTE RELATED TO RESTATEMENT

As previously reported, on February 12, 2021, Longview Acquisition Corp. (“Longview” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) in which a wholly-owned subsidiary of Longview merged with and into Butterfly Network, Inc. (“Legacy Butterfly”), with Legacy Butterfly surviving the Business Combination as a wholly-owned subsidiary of Longview, and in which Longview changed its name to “Butterfly Network, Inc." and Legacy Butterfly changed its name to “BFLY Operations, Inc.”

The Company is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Original 10-K”), to restate the consolidated financial statements of Longview as of December 31, 2020 and for the period from February 4, 2020 (inception) through December 31, 2020 included in the Original Form 10-K and the unaudited condensed financial statements as of and for the three months ended June 30, 2020 and September 30, 2020 and for the periods from February 4, 2020 (inception) through June 30, 2020 and September 30, 2020 included in Longview’s previously filed Quarterly Reports on Form 10-Q (collectively, the "Affected Periods"). The restatement results from the Company’s prior accounting for its private placement warrants and public warrants to purchase the Company's Class A common stock (collectively, the “Warrants”) issued in connection with Longview’s initial public offering in May 2020 as components of equity instead of as derivative liabilities.

On April 12, 2021, the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, the Warrants were accounted for as equity within the Company's balance sheet. After discussion and evaluation, including with the Company's independent registered public accounting firm, and taking into consideration the Statement, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing and as reported in the Company's Current Report on Form 8-K filed with the SEC on May 4, 2021, on May 2, 2021, the Audit Committee of the Company's Board of Directors, in consultation with its management, concluded that the Company’s previously issued consolidated financial statements for the Affected Periods should be restated to reflect the impact of this guidance by the SEC and accordingly, should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC's published views, we reassessed our accounting for the Warrants. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the Warrants as components of equity instead of as derivative liabilities.

The Company is filing this Amendment to amend and restate the Original 10-K with modification as necessary to reflect the restatement. However, for convenience of the reader, this Amendment sets forth the Original 10-K in its entirety, as amended to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2 and 32).

In addition, the Company is amending Part I, Item 1. Business solely to update the disclosure of its Manufacture and Supply Agreement with Benchmark Electronics, Inc. to reflect an amendment to such agreement that the Company entered into effective in February 2021 and it is filing a copy of such amendment as Exhibit 10.6.3 to this Amendment.

Except as described above, no other information included in the Original 10-K is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original 10-K. This Amendment continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with the Company's filings with the SEC subsequent to the Original 10-K.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q as of and for the three months ended June 30, 2020 and September 30, 2020 and for the periods from February 4, 2020 (inception) through June 30, 2020 and September 30, 2020 or the Current Report on Form 8-K filed with the SEC on June 1, 2020. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment or in the Company's future filings with the SEC (as applicable), and not on any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company's financial results for the Affected Periods.

EXPLANATORY NOTE FROM ORIGINAL 10-K

Following the completion of the period ended December 31, 2020 covered by this Annual Report on Form 10-K, on February 12, 2021 (the “Closing Date”), Longview Acquisition Corp., a Delaware corporation (“Longview” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview, Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”).

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Amendment include, but are not limited to, statements about:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Amendment are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Amendment, such as the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

•	We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.

•	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

•	Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.

•	Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.

•	We will be dependent upon the success of our sales and customer acquisition and retention strategies.

•	If we do not successfully manage the development and launch of new products, we will not meet our long term forecasts, and operating and financial results and condition could be adversely affected.

•	We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

•	We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.

•	Pricing pressures from contract suppliers or manufacturers on which we rely may impose pricing pressures.

•	We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

•	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

•	If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted and we may have difficulty achieving market awareness and selling our products in the future.

•	The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.

•	The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

•	We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

•	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.

•	There is no guarantee that the U.S. Food and Drug Administration, or FDA, will grant 510(k) clearance or pre-market approval, or PMA, of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

•	If we fail to obtain regulatory clearances in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

•	We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties and injunctions.

•	Because we do not require training for users of our current products, although they are limited under FDA’s marketing clearances to use by trained healthcare practitioners, there exists a potential for misuse of these products, which could ultimately harm our reputation and business.

•	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.

•	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

•	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

•	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.

•	Our outstanding warrants will become exercisable for our Class A common stock upon the first anniversary of Longview’s initial public offering. The exercise of these outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.

•	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

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

Manufacture and Supply Agreement with Benchmark Electronics, Inc.

In October 2015, we entered into a Manufacture and Supply Agreement with Benchmark, which was amended effective in August 2019 and February 2021, or the MSA. Under the MSA, as amended, Benchmark agreed to manufacture our products pursuant to binding purchase orders, as well as non-binding forecasts. The parties have agreed to meet periodically regarding any minimum order quantities under the MSA.

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

Pursuant to the February 2021 amendment, we agreed to provide global production exclusivity to Benchmark for our current products and other hand-held probes which may be manufactured for us, for a specified exclusivity period, in exchange for delayed payment of certain invoices that were paid by Butterfly in March 2021. The exclusivity period is terminable and we have the right to purchase products from another supplier in the event Benchmark fails to deliver more than 10% of the products based on the revenue of orders during the calendar quarter.

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

In October 2015, we entered into a Manufacture and Supply Agreement, or MSA, with Benchmark. Under the MSA, as amended effective in August 2019 and February 2021, Benchmark will manufacture our products pursuant to binding 90-day purchase orders, as well as non-binding 180-day “forecasts” estimating our product shipment requirements, submitted by us to Benchmark each month, which may become binding in certain cases. We also have certain inventory related obligations, including the obligation to purchase excess and obsolete components from Benchmark. In addition, pursuant to the February 2021 amendment, we agreed to provide global production exclusivity to Benchmark for our current products and other hand-held probes which may be manufactured for us, for a specified exclusivity period. See Item 1, Business— Manufacturing — Key Agreements — Manufacture and Supply Agreement with Benchmark Electronics, Inc.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our public warrants and private placement warrants were accounted for as equity within the Company's balance sheet. After discussion and evaluation, and taking into consideration the Statement, management concluded that the public warrants and private placement warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 2, 2021, the Audit Committee of the Company's Board of Directors, in consultation with management, concluded that the Company’s previously issued financial statements as of December 31, 2020 and for the period from February 4, 2020 (inception) through December 31, 2020 and the unaudited condensed financial statements as of and for the three months ended June 30, 2020 and September 30, 2020 and for the periods from February 4, 2020 (inception) through June 30, 2020 and September 30, 2020 should be restated to reflect the impact of this guidance by the SEC and accordingly, should no longer be relied upon. As part of such process, we identified a material weakness in our internal controls over financial reporting, namely that our controls over the review of certain material non-routine transactions or events were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.

The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of Longview. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss) in our consolidated statements of operations.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Amendment. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Amendment.

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

For the period from February 4, 2020 (inception) through December 31, 2020, we had a net loss of $132,204,769, which consists of operating costs of $3,774,125, transaction costs of $286,189, change in fair value of warrants of $128,463,731 and provision for income taxes of $36,632, offset by interest earned on marketable securities held in the Trust Account of $355,909.

As a result of the restatement described in Note 2 of the notes to the consolidated financial statements included herein, we classify the warrants issued in connection with our initial public offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

For the period from February 4, 2020 (inception) through December 31, 2020, cash used in operating activities was $1,166,549. Net loss of $131,918,579 was impacted by interest earned on marketable securities held in the Trust Account of $355,909, change in fair value of warrants of $128,463,731 and changes in operating assets and liabilities, which provided $2,644,208 of cash from operating activities.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a lattice model until the warrants were traded on the public markets. Subsequent to trading on the public markets the warrants were valued using the closing price at the balance sheet date (see Note 11) to the financial statements included herein.

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

Butterfly and Legacy Butterfly

We have operations within the United States, Australia, Germany, Netherlands, United Kingdom and Taiwan and we are exposed to market risk in the ordinary course of our business further discussed in Item 1A, Risk Factors in this Amendment.

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

Evaluation of Disclosure Controls and Procedures

Neither the principal executive officer nor the principal financial officer of Longview as of December 31, 2020 is employed by us as of the date of this Amendment.  In connection with this Amendment, our management re-evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation~~,~~ our principal executive officer and principal financial officer concluded that, as of December 31, 2020, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

This Amendment does not and our Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In connection with this Amendment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to a material weakness in our internal control over financial reporting related to inaccurate accounting and reporting for our public warrants and private placement warrants issued in connection with our initial public offering. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Our internal control over financial reporting did not detect the proper accounting and reporting for our public warrants and private placement warrants issued in connection with the Company’s initial public offering in May 2020. Management identified this error when the SEC issued the Statement. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in May 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we may consult regarding the application of GAAP to significant or unusual transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. There is no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Controls

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address of Beneficial Owner	Number of shares of Class A Common Stock	%	Number of shares Class B Common stock	%	% of Total Voting Power**
Directors and Executive Officers:
Jonathan M. Rothberg, Ph.D.(1)(2)	129,788	*	26,426,937	100%	76.2%
Larry Robbins(1)(3)	15,049,846	9.1%	—	—	2.2%
Dawn Carfora(1)(4)	12,009	*	—	—	*
Elazer Edelman, M.D., Ph.D.(1)	—	—	—	—	—
John Hammergren(1)(5)	120,099	*	—	—	*
Gianluca Pettiti(1)(6)	18,014	*	—	—	*
S. Louise Phanstiel(1)(7)	60,049	*	—	—	*
Todd M. Fruchterman, M.D.(1)	—	—	—	—	—
Gioel Molinari(1)(8)	2,238,832	1.3%	—	—	*
David Perri(1)(9)	129,786	*	—	—	—
Stephanie Fielding(1)	—	—	—	—	—
Darius Shahida(1)(10)	377,430	*	—	—	*
Stacey Pugh(1)	—	—	—	—	—
Mary Miller(1)	—	—	—	—	—
All Directors and Executive Officers of the Company as a Group (14 Individuals)(11)	18,135,853	10.8%	26,426,937	100%	78.6%
Five Percent Holders:
Jonathan M. Rothberg, Ph.D.(1)(2)	129,788	*	26,426,937	100%	76.2%
Michael J. Rothberg Family Investments(1)(12)	29,028,819	17.6%	—	—	4.2%
Fosun Industrial Co., Limited(13)	10,716,630	6.5%	—	—	1.5%
Longview Investors LLC(3)	15,049,846	9.1%	—	—	2.2%
Entities affiliated with Fidelity Management & Research Company, LLC(14)	9,177,625	5.6%	—	—	1.3%

*	Indicates beneficial ownership of less than 1%.

**	Percentage of total voting power represents voting power with respect to all shares of the Company’s Class A common stock and the Company’s Class B common stock as a single class. Each share of the Company’s Class B common stock is entitled to 20 votes per share and each share of the Company’s Class A common stock is entitled to one vote per share.

(1)	Unless otherwise indicated, the business address of each of these individuals is c/o Butterfly Network, Inc., 530 Old Whitfield Street, Guilford, CT 06437.

(2)	Consists of (i) restricted stock units for 129,788 shares of the Company’s Class A common stock that vest within 60 days of February 12, 2021 held by Dr. Rothberg, which vesting is delayed until the Company has filed a Form S-8 registering such shares by the applicable vesting date, and (ii) 26,426,937 shares of the Company’s Class B common stock held by 4C Holdings I, LLC, 4C Holdings II, LLC, 4C Holdings III, LLC, 4C Holdings IV, LLC and 4C Holdings V, LLC. Jonathan M. Rothberg, Ph.D., the Company’s Chairman, is the sole manager of these entities. Dr. Rothberg has sole voting and investment control over the shares.

(3)	Longview Investors LLC, or its affiliates, is the record holder of the 10,275,000 founder shares reported herein. Mr. Robbins is the managing member of Longview Investors LLC. Mr. Robbins shares voting and dispositive power over the shares held by Longview Investors LLC and may be deemed to beneficially own such shares. Includes (i) 10,275,000 founder shares and (ii) 4,774,846 shares of the Company’s Class A common stock held by Glenview Capital Partners, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, LTD., Glenview Capital Opportunity Fund, L.P. and Glenview Offshore Opportunity Master Fund, LTD. (the “Glenview Investment Funds”). Excludes 6,853,333 shares underlying private placement warrants that will not become exercisable within 60 days of February 12, 2021. The address of the principal business office for Longview Investors LLC and the Glenview Investment Funds is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(4)	Consists of shares of the Company’s Class A common stock held by Ms. Carfora.

(5)	Consists of shares of the Company’s Class A common stock held by Triumph Ventures LP. Mr. Hammergren is the President of The Stoneyfield Group LLC, the General Partner of Triumph Ventures LP, and therefore has voting and investment control over the shares.

(6)	Consists of shares of the Company’s Class A common stock held by Mr. Pettiti.

(7)	Consists of shares of the Company’s Class A common stock held by H.G. Phanstiel LP. Ms. Phanstiel is the Managing Member of H.G. Phanstiel LP, and therefore has voting and investment control over the shares.

(8)	Consists of (i) 376,383 shares of the Company’s Class A common stock held by Mr. Molinari, and (ii) options to purchase 1,862,449 shares of the Company’s Class A common stock exercisable within 60 days of February 12, 2021 held by Mr. Molinari.

(9)	Consists of options to purchase 129,786 shares of the Company’s Class A common stock exercisable within 60 days of February 12, 2021 held by Mr. Perri.

(10)	Consists of options to purchase 377,430 shares of the Company’s Class A common stock exercisable within 60 days of February 12, 2021 held by Mr. Shahida.

(11)	See footnotes 2 through 10.

(12)	Consists of (i) 908,512 shares of the Company’s Class A common stock held by the Michael J. Rothberg Family Trust, and (ii) 28,120,307 shares of the Company’s Class A common stock held by the Rothberg Family Fund I, LLC. Michael Rothberg is the trustee of the Michael J. Rothberg Family Trust and manager of the Rothberg Family Fund I, LLC and therefore has voting and investment control over shares held by those entities. In March 2021, the Rothberg Family Fund I, LLC distributed the 28,120,307 shares of the Company’s Class A common stock to its members.

(13)	Consists of shares of the Company’s Class A common stock held by Fosun Industrial Co., Limited (“Fosun Industrial”). Fosun Industrial is a wholly-owned subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). Fosun Pharma is a subsidiary of, and is beneficially held approximately 38.54% by, Shanghai Fosun High Technology (Group) Co. Ltd. (“Fosun High Technology”). Fosun High Technology is a wholly-owned subsidiary of Fosun International Limited (“Fosun International”), which is a subsidiary of, and is beneficially held approximately 71.40% by, Fosun Holdings Limited (“Fosun Holdings”). Fosun Holdings is a wholly-owned subsidiary of Fosun International Holdings Ltd. (“Fosun International Holdings”). Fosun International Holdings is beneficially held approximately 85.29% by Guo Guangchang and 14.71% by Wang Qunbin. Guo Guangchang controls Fosun International Holdings and could therefore be deemed the beneficial owner of the securities held by Fosun Industrial. The address of the principal business office for Fosun Pharma is No. 1289 Yishan Road (Building A, Fosun Technology Park), Shanghai 200233, People’s Republic of China. The address of the principal business office for Fosun Industrial is Level 54, Hopewell Centre, 183 Queen’s Road East, Hong Kong.

(14)	Consists of (i) 2,311,076 shares of the Company’s Class A common stock held by Fidelity Contrafund: Fidelity Advisor New Insights Fund, (ii) 1,658,226 shares of the Company’s Class A common stock held by Fidelity Mt. Vernon Street Trust: Fidelity New Millennium Fund, (iii) 4,395,644 shares of the Company’s Class A common stock held by Fidelity Concord Street Trust: Fidelity Mid-Cap Stock Fund, (iv) 189,741 shares of the Company’s Class A common stock held by Fidelity Mid-Cap Stock Commingled Pool, (v) 587,370 shares of the Company’s Class A common stock held by Fidelity U.S. All Cap Fund and (vi) 35,568 shares of the Company’s Class A common stock held by Fidelity Concord Street Trust: Fidelity Mid-Cap Stock K6 Fund. These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, LLC (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company, LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The firm of WithumSmith+Brown, PC (“Withum”) acted as Longview’s independent registered public accounting firm. As previously disclosed, as a result of the Business Combination, the Audit Committee approved the dismissal of Withum as our independent registered public accounting firm once it completed the audit of Longview’s consolidated financial statements for the fiscal year ended December 31, 2020 included in this Amendment. At the completion of the Business Combination, on February 12, 2021, our board of directors engaged Deloitte & Touche LLP as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2021. The following is a summary of fees paid to Withum for services rendered for the period from February 4, 2020 (inception) through December 31, 2020.

Audit Fees. For the period from February 4, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $122,910, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2020 consolidated financial statements included in this Amendment.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Amendment. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Business Combination Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Clay Merger Sub, Inc., and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).		Form 8-K (Exhibit 2.1)	11/23/2020	001-39292

3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

4.1	Description of Securities.		Form 10-K (Exhibit 4.1)	3/29/2021	001-39292

4.2	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292

4.3	Warrant Agreement, dated as of May 20, 2020, by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	5/272020	001-39292

10.1	Form of Subscription Agreement, dated as of November 19, 2020 by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	11/23/2020	001-39292

10.2	Butterfly Transaction Support Agreement, dated November 20, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Dr. Jonathan Rothberg and certain stockholders of BFLY Operations, Inc. (formerly Butterfly Network, Inc.) named therein.		Form 8-K (Exhibit 10.2)	11/23/2020	001-39292

10.3	Sponsor Letter Agreement, dated as of November 19, 2020, by and among Longview Investors LLC and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).		Form 8-K (Exhibit 10.3)	11/23/2020	001-39292

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4.1	Forward Purchase Agreement, among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Glenview Capital Management, LLC and the Purchasers party thereto.		Form 8-K (Exhibit 10.7)	5/27/2020	001-39292

10.4.2	Amendment No. 1 to Forward Purchase Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Glenview Capital Management, LLC and certain entities affiliated with Glenview Capital Management, LLC.		Form 8-K (Exhibit 10.4)	11/23/2020	001-39292

10.5.1@	Exclusive (Equity) Agreement by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University, dated as of June 28, 2013.		Form S-4 (Exhibit 10.13.1)	11/27/2020	333-250995

10.5.2@	Amendment No. 1, made effective as of April 23, 2019, to Exclusive (Equity) Agreement, dated as of June 28, 2013, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University.		Form S-4 (Exhibit 10.13.2)	11/27/2020	333-250995

10.6.1@	Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.		Form S-4 (Exhibit 10.14.1)	11/27/2020	333-250995

10.6.2@	Amendment No. 1, made effective as of August 2, 2019, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.		Form S-4 (Exhibit 10.14.2)	11/27/2020	333-250995

10.6.3@	Amendment No. 2, made effective as of February 26, 2021, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.7@	Distribution Agreement, dated as of July 11, 2018, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Cardinal Health 105, Inc.		Form S-4 (Exhibit 10.15)	11/27/2020	333-250995

10.8.1@	Foundry Service Agreement, dated as of March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.		Form S-4/A (Exhibit 10.17.1)	1/6/2021	333-250995

10.8.2@	Amendment No. 1, made effective as of October 1, 2020, to Foundry Service Agreement, dated March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995

10.9	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.		Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995

10.10+	Binding Employment Term Sheet, dated as of January 23, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Todd M. Fruchterman, M.D., Ph.D.		Form S-4/A (Exhibit 10.14)	1/26/2021	333-250995

10.11+	Offer of Employment Letter, dated as of January 6, 2017, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Gioel Molinari.		Form S-4 (Exhibit 10.9)	11/27/2020	333-250995

10.12+	Offer of Employment Letter, dated as of March 16, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Stephanie Fielding, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Stephanie Fielding.		Form S-4/A (Exhibit 10.11)	1/6/2021	333-250995

10.13+	Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Darius Shahida.		Form S-4/A (Exhibit 10.12)	1/6/2021	333-250995

10.14+	Offer of Employment Letter, dated as of February 29, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Dave Perri, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Dave Perri.		Form S-4/A (Exhibit 10.10)	1/6/2021	333-250995

10.15+	Offer of Employment Letter, dated as of November 24, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Mary Miller.		Form S-4/A (Exhibit 10.13)	1/6/2021	333-250995

10.16+	Offer of Employment Letter, dated as of December 18, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.		Form S-4 (Exhibit 10.8)	11/27/2020	333-250995

10.17+	Separation Agreement, dated as of January 24, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.		Form S-4/A (Exhibit 10.8.2)	1/26/2021	333-250995

10.18+	Offer of Employment Letter, dated as of February 11, 2021, by and between Butterfly Network, Inc. and Stacey Pugh.		Form 10-K (Exhibit 10.18)	3/29/2021	001-39292

10.19.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.		Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.19.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.2)	2/16/21	001-39292

10.19.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.3)	2/16/21	001-39292

10.20.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292

10.20.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.2)	2/16/21	001-39292

10.20.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.3)	2/16/21	001-39292

10.21+	Nonemployee Director Compensation Policy.		Form 8-K (Exhibit 10.17)	2/16/21	001-39292

10.22+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.18)	2/16/21	001-39292

10.23	Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders		Form 8-K (Exhibit 10.19)	2/16/21	001-39292

10.24	Form of Lock-up Agreement		Form 8-K (Exhibit 10.20)	2/16/21	001-39292

10.25	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.		Form 10-K (Exhibit 10.25)	3/29/2021	001-39292

21.1	List of Subsidiaries		Form 8-K (Exhibit 21.1)	2/16/21	001-39292

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.

@	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: May 12, 2021	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Todd Fruchterman, M.D., Ph.D. Todd Fruchterman, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	May 12, 2021

By:	/s/ Stephanie Fielding Stephanie Fielding	Chief Financial Officer (principal financial officer and principal accounting officer)	May 12, 2021

By:	/s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D.	Chairman of the Board	May 12, 2021

By:	/s/ Dawn Carfora Dawn Carfora	Director	May 12, 2021

By:	/s/ Elazer Edelman, M.D., Ph.D. Elazer Edelman, M.D., Ph.D.	Director	May 12, 2021

By:	/s/ John Hammergren John Hammergren	Director	May 12, 2021

By:	/s/ Gianluca Pettiti Gianluca Pettiti	Director	May 12, 2021

By:	/s/ S. Louise Phanstiel S. Louise Phanstiel	Director	May 12, 2021

By:	/s/ Larry Robbins Larry Robbins	Director	May 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Butterfly Network, Inc. (f/k/a Longview Acquisition Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Butterfly Network, Inc. (f/k/a Longview Acquisition Corp.) (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from February 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

May 12, 2021

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$158,599
Prepaid expenses	159,476
Total Current Assets	318,075

Cash and held to maturity securities held in Trust Account	414,333,909
Total Assets	$414,651,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,789,052
Income taxes payable	14,632
Total Current Liabilities	2,803,684

Warrant liability	136,105,464
Deferred underwriting fee payable	14,490,000
Total Liabilities	153,399,148

Commitments and contingencies

Class A common stock, $0.0001 par value, 25,625,283 shares subject to possible redemption at $10.00 per share	256,252,830

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 15,774,717 issued and outstanding (excluding 25,625,283 shares subject to possible redemption)	1,577
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding(1)	1,035
Additional paid-in capital	137,202,162
Accumulated deficit	(132,204,768)
Total Stockholders’ Equity	5,000,006
Total Liabilities and Stockholders’ Equity	$414,651,984

(1)	On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 6). All share and per share amounts have been retroactively restated for the dividend.

The accompanying notes are an integral part of the consolidated financial statements.

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operational costs	$3,774,125
Loss from operations	(3,774,125)

Other income/ (expense):
Change in fair value of warrants	(128,463,731)
Transaction costs allocated to warrant liability	(286,189)
Interest earned on marketable securities held in Trust Account	355,909

Loss before provision for income taxes	(132,168,136)
Provision for income taxes	(36,632)

Net loss	$(132,204,768)

Weighted average shares outstanding of Class A redeemable common stock	40,948,182
Basic and diluted income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class B non-redeemable common stock(1)	9,839,969
Basic and diluted net loss per share, Class B non-redeemable common stock	$(13.45)

(1)	On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 4, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders (1)	—	—	10,350,000	1,035	23,965	—	25,000

Sale of 41,400,000 Units and net of fair value allocated to warrants classified as a liability	41,400,000	4,140	—	—	385,684,197	—	385,688,337

Sale of 6,853,333 Private Placement Units, net of fair value allocated to warrants classified as a liability	—	—	—	—	7,744,267	—	7,744,267

Common stock subject to possible redemption	(25,625,283)	(2,563)	—	—	(256,250,267)	—	(256,252,830)

Net loss	—	—	—	—	—	(132,204,768)	(132,204,768)

Balance – December 31, 2020	15,774,717	$1,577	10,350,000	$1,035	$137,202,162	$(132,204,768)	$5,000,006

(1)	On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 10,350,000 Founder Shares (see Note 6). All share and per share amounts have been retroactively restated for the dividend.

The accompanying notes are an integral part of the consolidated financial statements.

BUTTERFLY NETWORK, INC. (f/k/a LONGVIEW ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(132,204,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	128,463,731
Transaction costs allocated to warrant liability	286,189
Interest earned on marketable securities held in Trust Account	(355,909)
Changes in operating assets and liabilities:
Prepaid expenses	(159,476)
Accounts payable and accrued expenses	2,789,052
Income taxes payable	14,632
Net cash used in operating activities	(1,166,549)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Cash withdrawn from Trust Account to pay taxes	22,000
Net cash used in investing activities	(413,978,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	191,000
Repayment of promissory note – related party	(191,000)
Payment of offering costs	(721,852)
Net cash provided by financing activities	415,303,148

Net Change in Cash	158,599
Cash – Beginning of period	—
Cash – End of period	$158,599

Supplementary cash flow information:
Cash paid for income taxes	$22,000

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$395,812,140
Change in value of Class A common stock subject to possible redemption	$139,559,310
Deferred underwriting fee payable	14,490,000

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

The registration statements for the Company’s Initial Public Offering became effective on May 20, 2020. On May 26, 2020, the Company consummated the Initial Public Offering of 36,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $360,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,133,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Longview Investors LLC (the “Sponsor”), generating gross proceeds of $9,200,000, which is described in Note 5.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of December 31, 2020 and for the period from February 4, 2020 (inception) through December 31, 2020 as a result of the matter described below and as reported in the Company's Current Report on Form 8-K filed with the SEC on May 4, 2021. The Company has also restated its unaudited consolidated financial statements as of June 30, 2020 and September 30, 2020, for the three months ended June 30, 2020 and September 30, 2020, and for the period from February 4, 2020 (inception) through June 30, 2020 and September 30, 2020. The periods described together represent the Affected Periods.

The Company reassessed its accounting for its warrants described above. The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Placement Warrants (each as defined below) meet the definition of a derivative under ASC 815, these warrants should be recorded as liabilities on the balance sheet at fair value with subsequent changes in their respective fair values recognized in the statements of operations at each reporting date.

As part of the re-assessment the Company concluded the Public Warrants do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders that would not result in a change of control. The provision would preclude the warrants from being classified in equity and thus the warrant should be classified as a liability.

As part of the re-assessment the Company concluded the Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrant provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

Impact of the Restatement

The impact of the restatement on the consolidated balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below.

	As of December 31, 2020
Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets
Cash	$158,599	—	$158,599
Prepaid expenses	159,476	—	159,476
Total Current Assets	318,075	—	318,075

Cash and held to maturity securities held in Trust Account	414,333,909	—	414,333,909
Total Assets	$414,651,984	—	$414,651,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,789,052	—	$2,789,052
Income taxes payable	14,632	—	14,632
Total Current Liabilities	2,803,684	—	2,803,684

Warrant liability	—	136,105,464	136,105,464
Deferred underwriting fee payable	14,490,000	—	14,490,000
Total Liabilities	17,293,684	136,105,464	153,399,148

Commitments and contingencies

Class A common stock, $0.0001 par value, 25,625,283 shares subject to possible redemption at $10.00 per share	392,358,290	(136,105,460)	256,252,830

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 15,774,717 issued and outstanding (excluding 25,625,283 shares subject to possible redemption)	216	1,361	1,577
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	—	1,035
Additional paid-in capital	8,453,607	128,748,555	137,202,162
Accumulated deficit	(3,454,848)	(128,749,920)	(132,204,768)
Total Stockholders’ Equity	5,000,010	(4)	5,000,006
Total Liabilities and Stockholders’ Equity	$414,651,984	—	$414,651,984

	For the Period from February 4, 2020 (inception) through December 31, 2020
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	(3,774,125)	—	(3,774,125)

Other income/ (expense):
Change in fair value of warrants	—	(128,463,731)	(128,463,731)
Transaction costs	—	(286,189)	(286,189)
Interest earned on marketable securities held in Trust Account	355,909	—	355,909

Loss before provision for income taxes	(3,418,216)	(128,749,920)	(132,168,136)
Provision for income taxes	(36,632)	—	(36,632)

Net loss	$(3,454,848)	(128,749,920)	(132,204,768)

Weighted average shares outstanding of Class A redeemable common stock	40,948,182	—	40,948,182
Basic and diluted income per share, Class A redeemable common stock	$—	—	—

Weighted average shares outstanding of Class B non-redeemable common stock(1)	9,839,969	—	9,839,969
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.37)	(13.08)	(13.45)

	For the Period from February 4, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(3,454,848)	(128,749,920)	(132,204,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	-	128,463,731	128,463,731
Transaction costs allocated to warrant liability	-	286,189	286,189
Net cash used in operating activities	(1,166,549)	-	(1,166,549)
Net cash used in investing activities	(413,978,000)	-	(413,978,000)
Net cash provided by financing activities	415,303,148	-	415,303,148

	As of September 30, 2020
Unaudited Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets
Cash	$759,102	—	$759,102
Prepaid expenses	240,602	—	240,602
Total Current Assets	999,704	—	999,704

Cash and held to maturity securities held in Trust Account	414,222,151	—	414,222,151
Total Assets	$415,221,855	—	$415,221,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$280,690	—	$280,690
Income taxes payable	29,152	—	29,152
Total Current Liabilities	309,842	—	309,842

Warrant liability	—	20,033,733	20,033,733
Deferred underwriting fee payable	14,490,000	—	14,490,000
Total Liabilities	14,799,842	20,033,733	34,833,575

Commitments and contingencies

Class A common stock, $0.0001 par value, 37,538,827 shares subject to possible redemption at $10.00 per share	395,422,010	(20,033,740)	375,388,270

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,861,173 issued and outstanding (excluding 37,538,827 shares subject to possible redemption)	186	—	186
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	—	1,035
Additional paid-in capital	5,389,917	12,678,196	18,068,113
Accumulated deficit	(391,135)	(12,678,189)	(13,069,324)
Total Stockholders’ Equity	5,000,003	7	5,000,010
Total Liabilities and Stockholders’ Equity	$415,221,855	—	$415,221,855

	For the Three Months Ended September 30, 2020
Unaudited Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	$(462,905)	—	$(462,905)

Other income/ (expense):
Change in fair value of warrants	—	(7,848,267)	(7,848,267)
Interest earned on marketable securities held in Trust Account	165,021	—	165,021

Loss before provision for income taxes	(297,884)	(7,848,267)	(8,146,151)
Provision for income taxes	(29,152)	—	(29,152)

Net loss	$(327,036)	$(7,848,267)	$(8,175,303)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000	—	41,400,000
Basic and diluted income per share, Class A redeemable common stock	$—	—	—

Weighted average shares outstanding of Class B non-redeemable common stock(1)	10,350,000	—	10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.03)	$(0.77)	$(0.80)

	For the Period from February 4, 2020 (inception) through September 30, 2020
Unaudited Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	$(584,134)	$—	$(584,134)

Other income/ (expense):
Change in fair value of warrants	—	(12,392,000)	(12,392,000)
Transaction costs	—	(286,189)	(286,189)
Interest earned on marketable securities held in Trust Account	222,151	—	222,151

Loss before provision for income taxes	(361,983)	(12,678,189)	(13,040,172)
Provision for income taxes	(29,152)	—	(29,152)

Net loss	$(391,135)	$(12,678,189)	$(13,069,324)

Weighted average shares outstanding of Class A redeemable common stock	40,617,323	—	40,617,323
Basic and diluted income per share, Class A redeemable common stock	$—	—	—

Weighted average shares outstanding of Class B non-redeemable common stock(1)	10,350,000	—	10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.04)	$(1.23)	$(1.27)

	For the Period from February 4, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Cash Flows
Net loss	$(391,135)	(12,678,189)	(13,069,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	-	12,392,000	12,392,000
Transaction costs allocated to warrant liability	-	286,189	286,189
Net cash used in operating activities	(544,046)	-	(544,046)
Net cash used in investing activities	(414,000,000)	-	(414,000,000)
Net cash provided by financing activities	415,303,148	-	415,303,148

	As of June 30, 2020
Unaudited Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets
Cash	$909,187	$—	$909,187
Prepaid expenses	340,399	—	340,399
Total Current Assets	1,249,586	—	1,249,586

Cash and held to maturity securities held in Trust Account	414,057,130	—	414,057,130
Total Assets	$415,306,716	—	$415,306,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$67,667	—	$67,667
Income taxes payable	—	—	—
Total Current Liabilities	67,667	—	67,667

Warrant liability	—	12,185,466	12,185,466
Deferred underwriting fee payable	14,490,000	—	14,490,000
Total Liabilities	14,557,667	12,185,466	26,743,133

Commitments and contingencies

Class A common stock, $0.0001 par value, subject to possible redemption, 38,356,358 shares at $10.00 per share	395,749,040	(12,185,460)	383,563,580

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authourized; 3,043,642 issued or outstanding (excluding 38,356,325 shares subject to possible redemption)	183	—	183
Class B common stock, $0.0001 par value; 20,000,000 shares authourized; 10,350,000 issued or outstanding	1,035	—	1,035
Additional paid-in capital	5,062,890	4,829,917	9,892,807
Accumulated deficit	(64,099)	(4,829,923)	(4,894,022)
Total Stockholders’ Equity	5,000,009	(6)	5,000,003
Total Liabilities and Stockholders’ Equity	$415,306,716	$—	$415,306,716

	For the Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations
Loss from operations	$(120,229)	$—	$(120,229)

Other income/ (expense):
Change in fair value of warrants	—	(4,543,733)	(4,543,733)
Transaction costs	—	(286,189)	(286,189)
Interest earned on marketable securities held in Trust Account	57,130	—	57,130

Loss before provision for income taxes	(63,099)	(4,829,922)	(4,893,021)
Provision for income taxes	—	—	—

Net loss	$(63,099)	$(4,829,922)	$(4,893,021)

Weighted average shares outstanding of Class A redeemable common stock	38,560,000	—	38,560,000
Basic and diluted income per share, Class A redeemable common stock	$—	—	—

Weighted average shares outstanding of Class B non-redeemable common stock(1)	10,350,000	—	10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	$(0.47)	$(0.48)

	For the Period from February 4, 2020 (inception) through June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations Loss from operations	$(121,229)	$—	$(121,229)

Other income/ (expense):
Change in fair value of warrants	—	(4,543,733)	(4,543,733)
Transaction costs	—	(286,189)	(286,189)
Interest earned on marketable securities held in Trust Account	57,130	—	57,130

Loss before provision for income taxes	(64,099)	(4,829,922)	(4,894,021)
Provision for income taxes	—	—	—

Net loss	$(64,099)	$(4,829,922)	$(4,894,021))

Weighted average shares outstanding of Class A redeemable common stock	38,560,000	—	38,560,000
Basic and diluted income per share, Class A redeemable common stock	$—	—	$—

Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000	—	10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	$(0.47)	$(0.48)

	For the Period from February 4, 2020 (inception) through June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Cash Flows
Net loss	$(64,099)	(4,829,922)	(4,894,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	-	4,543,733	4,543,733
Transaction costs allocated to warrant liability	-	286,189	286,189
Net cash used in operating activities	(393,961)	-	(393,961)
Net cash used in investing activities	(414,000,000)	-	(414,000,000)
Net cash provided by financing activities	415,303,148	-	415,303,148

In addition, the impact to the balance sheet dated May 26, 2020, filed on Form 8-K on June 1, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $6,709,333 increase to the warrant liabilities line item at May 26, 2020 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. The Company recorded an increase to accumulated deficit of $248,500 for transaction costs allocated to the warrant liability with a corresponding offset to additional paid in capital. There were no significant changes to total stockholders' equity at any reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 25,625,283 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,205,663 were charged to stockholders’ equity and $286,189 was charged to the statement of operations upon the completion of the Initial Public Offering.

Warrant Liability

The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as current liabilities on the balance sheet at fair value with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

The warrant liability was measured at fair value upon issuance using certain estimated inputs required by the Lattice Model. The assumptions used to value the warrants were as follows:

Inception date of warrants
Fair value of common stock	$9.88
Conversion price	$11.50
Risk free interest rate	0.4%
Expected dividend yield	0%
Expected term	5 years
Expected volatility	9.2%

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From February 4, 2020 (inception) Through December 31,
2020 (As Restated)
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$355,909
Income and Franchise Tax	(218,103)
Net Earnings	$137,806
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	40,948,182
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(132,204,768)
Redeemable Net Earnings	(137,806)
Non-Redeemable Net Loss	$(132,342,574)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	9,839,969
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(13.45)

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

Fair Value of Financial Instruments

Excluding the warrant liability, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on May 26, 2020, the Company sold 36,000,000 Units to the underwriters. On June 9, 2020, the Company sold an additional 4,000,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option at a purchase price of $10.00 per Unit. On June 26, 2020, in connection with the underwriters’ election to exercise their remaining over-allotment option, the Company sold an additional 1,400,000 Units at price of $10.00 per Unit. Each Unit consisted of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,200,000. On June 9, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 533,333 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $800,000. On June 26, 2020, in connection with the underwriters’ election to exercise their remaining over-allotment option, the Company sold an additional 186,667 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $280,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company did not complete a business combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the proceeds from the sale of the Private Placement Warrants held in the Trust Account would be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants would expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2020, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In April 2020, the Sponsor transferred 25,000 Founder Shares to each of the Company’s director nominees, for a total amount of 75,000 Founder Shares transferred. On May 20, 2020, the Company effected a stock dividend of 1,725,000 shares with respect to the Class B common stock, resulting in the initial stockholders holding an aggregate of 10,350,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares will automatically convert into shares of Class A common stock at the time of a business combination, on a one-for-one basis, subject to certain adjustments, as described in Note 9.

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

Promissory Note — Related Party

On February 12, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. There was $191,000 outstanding under the Promissory Note, which was repaid on May 27, 2020.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

In connection with the closing of the Initial Public Offering and the over-allotment options, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $8,280,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee of $14,490,000 was paid upon the closing of the Business Combination on February 12, 2021. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination that existed at the balance sheet date and its encumbrance to the Trust Account.

NOTE 8. STOCKHOLDERS' EQUITY

Preferred Stock — As of December 31, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — As of December 31, 2020, the Company was authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 15,774,717 shares of Class A common stock issued and outstanding, excluding 25,625,283 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

As of December 31, 2020, the Company has 13,800,000 and 6,853,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a business combination, subject to certain limited exceptions, and will be entitled to certain registration rights. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020 (As Restated)
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent difference - warrant liability	-20.46%
Change in valuation allowance	-0.57%
Income tax provision	-0.03%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
U.S. Treasury Securities (Matured on 1/19/2021)	1	$414,279,198	$7,516	$414,286,714

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$54,000
Liabilities:
Public Warrants	1	90,942,000
Private Placement Warrants	2	$45,163,464

Prior to the Public Warrants trading on active markets, the Company initially valued all the warrant liabilities using inputs that would be classified as Level 3. During fiscal 2020, the Public Warrants began to trade in active markets. Accordingly, the Company transferred all warrants out of Level 3 to Level 1 and Level 2. The Company determined the fair value of its Public Warrants are Level 1 financial instruments, as they are traded in active markets. Because any transfer of Private Placement Warrants from the initial holder of the Private Placement Warrants (other than to a permitted transferee) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Placement Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.

Level 3 roll-forward
Warrant Liabilities at February 4, 2020 (inception)	$-
Issuance of Public and Private Warrants	7,641,733
Change in fair value of warrant liabilities	12,392,000
Transfer to Level 1	(13,386,000)
Transfer to Level 2	(6,647,733)
Level 3 amounts at December 31, 2020	$-

NOTE 12. SUBSEQUENT EVENTS

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

As described in Note 1, the Company completed the Business Combination on February 12, 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.