Form 10-Q
period 2021-03-31
Butterfly Network, Inc.
filed 2021-05-17
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39292

Butterfly Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4618156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 Old Whitfield Street Guilford, Connecticut	06437
(Address of principal executive offices)	(Zip Code)

(203) 689-5650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 Par Value Per Share	BFLY	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	BFLY WS	The New York Stock Exchange

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

		Page

	Cautionary Statement Regarding Forward-Looking Statements	2

Part I	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

Part II	Other Information	33

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		21

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Butterfly” mean Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and our subsidiaries. On February 12, 2021 (the “Closing Date”), Longview Acquisition Corp., a Delaware corporation (“Longview” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview, Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Butterfly, with Legacy Butterfly surviving the Business Combination as a wholly-owned subsidiary of Longview (the “Merger”). In connection with the Transactions, Longview changed its name to “Butterfly Network, Inc.” and Legacy Butterfly changed its name to “BFLY Operations, Inc.”

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;
●	our business could be harmed if we fail to manage our growth effectively;
●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;
●	our projections are subject to risks, assumptions, estimates and uncertainties;
●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
●	changes in applicable laws or regulations;
●	our ability to remediate the material weakness in our internal controls over financial reporting;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future;
●	our financial performance;
●	failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;
●	the ability to maintain the listing of our Class A common stock on the NYSE;
●	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations; and
●	the impact of the COVID-19 pandemic on our business.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. The risks described under the heading “Risk Factors” are not exhaustive.  New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,850	$60,206
Marketable securities	526,441	—
Accounts receivable, net	5,237	5,752
Inventories	36,128	25,805
Current portion of vendor advances	9,170	2,571
Prepaid expenses and other current assets	9,358	2,998
Total current assets	$605,184	$97,332
Property and equipment, net	7,254	6,870
Non-current portion of vendor advances	32,535	37,390
Other non-current assets	2,505	5,599
Total assets	$647,478	$147,191
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,268	$16,400
Deferred revenue, current	9,548	8,443
Accrued purchase commitments, current	22,890	22,890
Accrued expenses and other current liabilities	14,666	21,962
Total current liabilities	$52,372	$69,695
Deferred revenue, non-current	4,014	2,790
Convertible debt	—	49,528
Loan payable	—	4,366
Warrant liabilities	133,214	—
Accrued purchase commitments, non-current	19,660	19,660
Other non-current liabilities	2,055	2,146
Total liabilities	$211,315	$148,185
Commitments and contingencies (Note 16)
Convertible preferred stock:
Convertible preferred stock (Series A, B, C and D) $.0001 par value with an aggregate liquidation preference of $0 and $383,829 at March 31, 2021 and December 31, 2020, respectively; 0 and 107,197,118 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	360,937
Stockholders’ equity (deficit):
Class A common stock $.0001 par value; 600,000,000 and 116,289,600 shares authorized at March 31, 2021 and December 31, 2020, respectively; 164,862,470 and 6,593,291 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	16	1
Class B common stock $.0001 par value; 27,000,000 and 26,946,089 shares authorized at March 31, 2021 and December 31, 2020, respectively; 26,426,939 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	831,640	32,874
Accumulated deficit	(395,496)	(394,806)
Total stockholders’ equity (deficit)	$436,163	$(361,931)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$647,478	$147,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue:
Product	$9,595	$7,209
Subscription	2,848	1,461
Total revenue	$12,443	$8,670
Cost of revenue:
Product	5,648	9,262
Subscription	379	244
Total cost of revenue	$6,027	$9,506
Gross profit	$6,416	$(836)
Operating expenses:
Research and development	$15,716	$12,516
Sales and marketing	9,808	5,915
General and administrative	34,640	5,242
Total operating expenses	60,164	23,673
Loss from operations	$(53,748)	$(24,509)
Interest income	$239	$199
Interest expense	(638)	(5)
Change in fair value of warrant liabilities	54,112	—
Other income (expense), net	(631)	(29)
Loss before provision for income taxes	$(666)	$(24,344)
Provision for income taxes	24	10
Net loss and comprehensive loss	$(690)	$(24,354)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	(0.01)	(4.07)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	105,916,706	5,979,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2020

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2019	107,197,118	$360,937	5,939,950	$1	—	$—	$19,782	$(232,061)	$(212,278)
Net loss	—	—	—	—	—	—	—	(24,354)	(24,354)
Common stock issued upon exercise of stock options	—	—	73,515	—	—	—	154	—	154
Stock-based compensation expense	—	—	—	—	—	—	2,697	—	2,697
March 31, 2020	107,197,118	$360,937	6,013,465	$1	—	$—	$22,633	$(256,415)	$(233,782)

Three months ended March 31, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(690)	(690)
Common stock issued upon exercise of stock options	—	—	3,155,050	—	—	—	6,313	—	6,313
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,939	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	20,330	—	20,330
March 31, 2021	—	$—	164,862,470	$16	26,426,939	$3	$831,640	$(395,496)	$436,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(690)	$(24,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	285
Non-cash interest expense on convertible debt	389	—
Stock-based compensation expense	20,298	2,683
Change in fair value of warrant liabilities	(54,112)	—
Other	397	244
Changes in operating assets and liabilities:
Accounts receivable	585	(229)
Inventories	(10,324)	528
Prepaid expenses and other assets	(6,114)	(1,495)
Vendor advances	(1,744)	1,302
Accounts payable	(11,000)	1,487
Deferred revenue	2,329	1,407
Accrued expenses and other liabilities	(3,899)	(1,528)
Net cash used in operating activities	$(63,427)	$(19,670)

Cash flows from investing activities:
Purchases of marketable securities	(691,908)	—
Sales of marketable securities	165,000	—
Purchases of property and equipment	(1,289)	(480)
Net cash used in investing activities	$(528,197)	$(480)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,283	154
Net proceeds from equity infusion from the Business Combination	548,403	—
Payment of loan payable	(4,366)	—
Payments of debt issuance costs	(52)	—
Net cash provided by financing activities	$550,268	$154
Net (decrease) increase in cash and cash equivalents	$(41,356)	$(19,996)
Cash and cash equivalents, beginning of period	60,206	90,002
Cash and cash equivalents, end of period	$18,850	$70,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Butterfly Network, Inc., formerly known as Longview Acquisition Corp. (the “Company” or “Butterfly”) was incorporated in Delaware on February 4, 2020. The Company’s legal name became Butterfly Network, Inc. following the closing of the business combination discussed in Note 3 “Business Combination”. The prior period financial information represents the financial results and condition of BFLY Operations, Inc.

The Company is an innovative digital health business whose mission is to democratize healthcare by making medical imaging accessible to everyone around the world. Butterfly’s solution uses a unique combination of software and hardware technology to address the needs of point-of-care imaging. The hardware platform works alongside cloud-based software to provide image interpretation, content storage and acquisition assistance to less-expert users worldwide. The Company’s cloud environment enables telemedicine.

The Company operates wholly-owned subsidiaries in Australia, Germany, Netherlands, the United Kingdom and Taiwan.

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Butterfly Network, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019. All intercompany balances and transactions are eliminated upon consolidation.

The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2021, or any other period.

Except as described elsewhere in this Note 2 including under the heading “Recently Adopted Accounting Pronouncements” and Note 3 “Business Combination”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2020 and 2019.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including those that result from new information that may emerge concerning COVID-19, the actions taken to contain or treat COVID-19 and the economic impacts of COVID-19.

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in its condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. At March 31, 2021, substantially all of the Company’s marketable securities were invested in mutual funds with one financial institution. At December 31, 2020, substantially all of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

As of March 31, 2021 and December 31, 2020, no customer accounts for more than 10% of the Company’s accounts receivable. For the three months ended March 31, 2021 and 2020, no customer accounts for more than 10% of the total revenues.

Segment Information

The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. Substantially all of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

Use of Estimates

The Company makes estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments and assumptions.

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. Except with respect to estimates related to the warrant liabilities, there have been no material changes to the Company’s use of estimates as described in the audited consolidated financial statements as of December 31, 2020.

Investments in Marketable Securities

The Company’s investments in marketable securities are ownership interests in mutual funds. The equity securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other income/(loss), net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other income/(loss), net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets.  For the three months ended March

31, 2021, the Company recognized $0.3 million of unrealized losses that relate to equity securities still held as of March 31, 2021.

Warrant Liability

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on May 26, 2020 (the “IPO”) and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Recent Accounting Pronouncements Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As a result, eligible implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized as prepaid expenses and other current assets on the balance sheet, recognized on a straight-line basis over its life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The Company prospectively adopted such guidance on January 1, 2021 and there was no material effect of adoption on the condensed consolidated financial statements as of and for the three months ended March 31, 2021.

Recent Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by the FASB, entities who have not yet issued or made available for issuance their financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance was effective for annual reporting periods beginning January 1, 2019, including interim periods within that annual reporting period. For other entities, this guidance is effective for the annual reporting period beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. This will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The impact of the Company's adoption of Topic 842 to the consolidated financial statements will be to recognize the operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in an increase in the assets and liabilities recorded on the balance sheet. The Company is continuing its assessment, which may identify additional impacts Topic 842 will have on the consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. For public entities, this guidance was effective for annual reporting periods beginning January 1, 2020, including interim periods within that annual reporting period. For other entities, this guidance is effective for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact the adoption of this pronouncement will have on the Company’s consolidated financial statements and disclosures.

Note 3. Business Combination

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

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP  primarily due to the fact that Legacy Butterfly stockholders continue to control the Company post the closing of the Business Combination. Under this method of accounting, Longview is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of Legacy Butterfly issuing stock for the net assets of Longview, accompanied by a recapitalization. The net assets of Longview will be stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratio established in the Business Combination Agreement (1:1.0383).

Pursuant to the Merger, at the Effective Time of the Merger (the “Effective Time”):

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

In addition, on February 12, 2021, Longview filed the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which became effective simultaneously with the Effective Time. As a consequence of filing the Restated Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

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

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was approximately 164,862,470, comprising:

59
•

95,633,659 shares of the Company’s Class A common stock issued to Legacy Butterfly stockholders (other than certain holders of Legacy Butterfly Series A preferred stock) and holders of Legacy Butterfly convertible notes in the Merger;

•	17,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing;

•	10,350,000 shares of the Company’s Class A common stock issued to holders of shares of Longview Class B common stock outstanding at the Effective Time; and
•	41,378,811 shares of the Company’s Class A common stock issued to holders of Longview Class A commons stock outstanding at the Effective Time.

The total number of shares of the Company’s Class B common stock issued at the Closing was approximately 26,426,939. Immediately following the Closing, Dr. Rothberg held approximately 76.2% of the combined voting power of the Company. Accordingly, Dr. Rothberg and his permitted transferees control the Company and the Company is a controlled company within the meaning of the corporate governance standards of the New York Stock Exchange (the “NYSE”).

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $589.5 million. The Company as the accounting acquirer incurred $11.4 million in transaction costs relating to the Business Combination, which has been offset against the gross proceeds recorded in additional paid-in capital in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit). The Company on the date of Closing used proceeds of the Transactions to pay off $30.9 million, representing all significant liabilities of the acquiree excluding the warrant liability. As of the date of the Business Combination, the Company recorded net liabilities of $186.5 million with a corresponding offset to additional paid-in capital. The net liabilities include warrant liabilities of $187.3 million and other insignificant assets and liabilities. The Company received proceeds of $0.6 million related to other transactions that occurred at the same time as the Business Combination.

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of their revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the three months ended March 31, 2021 and 2020:

	Pattern of	Three months ended March 31,
	Recognition	2021	2020
By Product Type:
Devices and accessories	Point-in-time	$9,595	$7,209
Subscription services and other services	Over time	2,848	1,461
Total revenue		$12,443	$8,670
By Geographical Market:
United States		$8,896	$6,352
International		3,547	2,318
Total revenue		$12,443	$8,670

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents cash consideration received from customers for services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable, net	$5,237	$5,752
Deferred revenue, current	9,548	8,443
Deferred revenue, non-current	4,014	2,790

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for all product and service sales. The allowance for doubtful accounts was $0.4 million and $0.6 million as March 31, 2021 and December 31, 2020, respectively.

The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $3.3 million and $0.9 million, respectively.

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. The amount of costs capitalized during the three months ended March 31, 2021 and 2020 was not significant.

Transaction Price Allocated to Remaining Performance Obligations

On March 31, 2021, the Company had $17.7 million of remaining performance obligations. The Company expects to recognize 61% of its remaining performance obligations as revenue in the next twelve months, and an additional 39%  thereafter.

Note 5. Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
●	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
●	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the periods ended March 31, 2021 and December 31, 2020.

The Company determined the fair value of its Public Warrants as Level 1 financial instruments, as they are traded in active markets. Because any transfer of Private Warrants from the initial holder of the Private Warrants would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant. Accordingly, the Private Warrants are classified as Level 2 financial instruments.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2021:
Marketable securities:
Mutual funds	$526,441	$526,441	$—	$—
Total assets at fair value on a recurring basis	$526,441	$526,441	$—	$—

Warrants:
Public Warrants	$89,010	$89,010	$—	$—
Private Warrants	44,204	—	44,204	—
Total liabilities at fair value on a recurring basis	$133,214	$89,010	$44,204	$—

The Company did not have any assets or liabilities similar to those above requiring fair value measurement at December 31, 2020.

Note 6. Inventories

A summary of inventories is as follows at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$19,805	7,688
Work-in-progress	1,058	865
Finished goods	15,265	17,252
Total inventories	$36,128	$25,805

Work-in-progress represents inventory items in intermediate stages of production by third party manufacturers. For the three months ended March 31, 2021 and 2020, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenues.

Note 7. Non-Current Assets

The Company’s property and equipment, net includes $3.9 million and $3.4 million of accumulated depreciation at March 31, 2021 and December 31, 2020, respectively.

Other non-current assets consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Security deposits	$1,883	$1,888
Deferred offering costs	—	3,711
Other long-term assets	622	—
Total other non-current assets	$2,505	$5,599

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Employee compensation	$4,651	$5,968
Customer deposits	904	1,177
Accrued warranty liability	418	646
Non-income tax	3,605	3,695
Professional fees	2,458	5,432
Vendor settlements	—	2,975
Other	2,630	2,069
Total other current liabilities	$14,666	$21,962

Warranty expense activity for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Balance, beginning of period	$1,826	$876
Warranty provision charged to operations	(392)	723
Warranty claims	(248)	(500)
Balance, end of period	$1,186	$1,099

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the condensed consolidated balance sheet.

Note 9. Convertible Preferred Stock

The Company has issued four series of Convertible Preferred Stock, Series A through Series D. The following table summarizes the authorized, issued and outstanding Convertible Preferred Stock of the Company as of immediately prior to the Business Combination and December 31, 2020 (in thousands, except share and per share information):

		Issuance	Shares	Total			Initial
		Price	Authorized,	Proceeds or		Net	Liquidation
	Year of	per	Issued and	Exchange	Issuance	Carrying	Price per
Class	Issuance	share	Outstanding	Value	Costs	Value	share
Series A	2012	$0.04	26,946,090	$1,038	$11	$1,027	$0.77
Series B	2014	0.77	25,957,500	20,000	99	19,901	0.77
Series C	2014 – 2015	3.21	29,018,455	93,067	246	92,821	3.21
Series D	2018	9.89	25,275,073	250,000	2,812	247,188	9.89
			107,197,118

Prior to the completion of the Business Combination there were no significant changes to the terms of the Convertible Preferred Stock. Upon the Closing of the Business Combination, the Convertible Preferred stock converted into Class A and Class B common stock based on the Business Combination’s conversion ratio of 1.0383 of the Company’s shares for each Legacy Butterfly share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of Closing.  There are no shares of Convertible Preferred Stock outstanding as of March 31, 2021.

Note 10. Equity Incentive Plans

The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was adopted by its Board of Directors and stockholders in March 2012. The Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors in the fourth quarter of 2020 and by the stockholders in the first quarter of 2021. The Company granted to members of the Company’s board of directors 0.1 million restricted stock units during the three months ended March 31, 2021.

In connection with the closing of the Business Combination, the Company adjusted the equity awards as described in Note 3 “Business Combination.” The adjustments to the award did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2012 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification.

Stock option activity

On January 23, 2021, the former Chief Executive Officer and member of the Board of Directors resigned from his position as Chief Executive Officer. Pursuant to the separation agreement between the former Chief Executive Officer and the Company, the former officer received equity-based compensation. The equity compensation includes the acceleration of vesting of the officer’s service based options. The acceleration of 1.6 million options was pursuant to the original option award agreement. The Company recognized $2.6 million of expense related to the acceleration of this option award during the three months ended March 31, 2021.

During the three months ended March 31, 2021 the Company granted option awards to purchase 1.6 million shares of the Company’s Class A common stock. Each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

In January 2021, the Company granted 1 million restricted stock units to certain employees. In 2020, the Company granted 1.9 million restricted stock units to certain employees and consultants, including a grant of 1 million restricted stock units to the Chairman of the Board and significant shareholder of Butterfly.  The awards are subject to certain service conditions and performance conditions. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based condition is satisfied upon the occurrence of a business combination event as defined in the award agreement. The achievement of the performance condition was deemed satisfied for the period ended March 31, 2021, as the completion of the Business Combination occurred. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock. Using the accelerated attribution method, the Company recognized stock-based compensation expense of $14.4 million for the three months ended of March 31, 2021. For each award, the Company recognizes the expense over the requisite service period as defined in the award agreement. During the three months ended March 31, 2021the Company recognized the full grant date fair of the award  for the Chairman of the Board and one other select consultant as service to the Company was no longer required. For the remaining awards service is still required to continue to vest per the award agreements.

Excluding the performance-based restricted stock units, during the three months ended March 31, 2021 the Company granted  restricted stock unit awards to receive 0.5 million shares of the Company’s Class A common stock. Each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

The Company’s total stock-based compensation expense for all stock option and restricted stock unit awards for the periods presented was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cost of revenue – subscription	$—	$5
Research and development	1,391	1,259
Sales and marketing	1,674	533
General and administrative	17,233	886
Total stock-based compensation expense	$20,298	$2,683

Note 11. Net Loss Per Share

We compute net income per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of each class of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including those presented in the table below, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. Since the Company was in a net loss position for all periods presented, basic EPS calculation excludes preferred stock as it does not participate in net losses of the Company.

As the Company uses the two-class method required for companies with multiple classes of the common stock, the following table presents the calculation of basic and diluted net loss per share for each class the Company’s common stock (in thousands, except share and per share amounts):

Three months ended March 31, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(598)	$(92)	$(690)
Numerator for basic and dilutive EPS – loss available to common stockholders	$(598)	$(92)	$(690)
Denominator:
Weighted-average common shares outstanding	91,822,338	14,094,368	105,916,706
Denominator for basic and dilutive EPS – weighted-average common stock	91,822,338	14,094,368	105,916,706
Basic and dilutive loss per share	$(0.01)	$(0.01)	$(0.01)

Three months ended March 31, 2020
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(24,354)	$—	$(24,354)
Numerator for basic and dilutive EPS – loss available to common stockholders	$(24,354)	$—	$(24,354)
Denominator:
Weighted-average common shares outstanding	5,979,232	—	5,979,232
Denominator for basic and dilutive EPS – weighted-average common stock	5,979,232	—	5,979,232
Basic and dilutive loss per share	$(4.07)	$—	$(4.07)

For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Anti-dilutive common equivalent shares were as follows:

	Three months ended March 31,
	2021	2020
Outstanding options to purchase common stock	21,979,733	18,248,540
Outstanding restricted stock units	3,442,557	—
Outstanding warrants	20,653,333	—
Outstanding convertible preferred stock (Series A through D)	—	107,197,118
Total anti-dilutive common equivalent shares	46,075,623	125,445,658

Note 12. Related Party Transactions

Prior to the Closing of the Business Combination, there were no significant changes in the nature of the Company’s related party transactions since December 31, 2020. Pursuant to a First Addendum dated November 19, 2020 to the Amended and Restated Technology Services Agreement dated November 11, 2020 by and between the Company, 4Catalyzer Corporation (“4Catalyzer”), and other participant companies controlled by Dr. Rothberg (the “ARTSA”), Butterfly terminated its participation under the ARTSA immediately prior to the Effective Time of the Business Combination.

A summary of related-party transactions and balances with 4Catalyzer are as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Total incurred for operating expenses	$433	$1,602

	March 31,	December 31,
	2021	2020
Due from related parties	$—	$38
Due to related parties	50	154

Note 13. Loan Payable

In May 2020, the Company received loan proceeds of $4.4 million under the Paycheck Protection Program (“PPP”). The Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company accounted for the loan as debt. Following the Closing of the Business Combination discussed in Note 3 “Business Combination”, the Company repaid the loan in full in February 2021. The Company recognized an insignificant amount of interest expense in the condensed consolidated statement of operations and comprehensive loss related to the loan.

Note 14. Convertible Debt

In the year ended December 31, 2020, the Company issued convertible debt for total gross proceeds of $50.0 million.

Pursuant to the terms of the debt, at the Effective Time of the Merger discussed in Note 3 “Business Combination”, the convertible debt was automatically cancelled and converted into the right to receive shares of the Company’s Class A common stock. The debt was converted with $49.9 million, the net carrying value of the debt as of the close of the Business Combination, in stockholders’ equity with a corresponding decrease to the convertible debt for the principal, accrued interest and unamortized debt issuance costs in the condensed consolidated statement of operations and comprehensive loss.

The Company recorded interest expense and amortization expense for the issuance costs of $0.4 million for the three months ended March 31, 2021.

Note 15. Warrants

Public Warrants

The Company issued Public Warrants and Private Warrants in connection with its IPO. As of March 31, 2021, there were an aggregate of 13,800,000 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation.

Redemptions

At any time while the warrants are exercisable, Butterfly may redeem not less than all of the outstanding Public Warrants:

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder;
●	provided that the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described below) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date Butterfly sends the notice of redemption to the warrant holders; and
●	provided that there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period or Butterfly has elected to require the exercise of the warrants on a “cashless basis” (as described below).

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise his, her or its Public Warrants prior to the scheduled redemption date.

If the Company calls the Public Warrants for redemption for $0.01 as described above, the Company’s Board of Directors may elect to require any holder that wishes to exercise his, her or its Public Warrant to do so on a “cashless basis.” If the Company’s Board of Directors makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value.” For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Commencing 90 days after the warrants become exercisable, Butterfly may redeem not less than all of the outstanding Public Warrants and Private Warrants:

●	at $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	provided that the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

●	provided that the Private Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants; and
●	provided that there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day redemption period.

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants at $0.10 per warrant, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date on a cashless basis and receive that number of shares based on the redemption date and the “fair market value” of the Class A common stock, in accordance with a table set forth in the warrant agreement.

The Company evaluated the Public Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision would preclude the warrants from being classified in equity and thus the warrants should be classified as a liability.

Private Warrants

As of March 31, 2021, there were 6,853,333 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to Butterfly’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to Butterfly’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

The Company recognized a gain of $54.1 million due as a change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021. There were no exercises or redemptions of the Public Warrants or Private Warrants during the period ended March 31. 2021.

Note 16. Commitments and Contingencies

Commitments

Operating leases:

The Company leases office space under operating leases. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense under the operating lease was $0.6 million and $0.5 million in the three months ended March 31, 2021 and 2020, respectively.

The following is a schedule of future minimum rental payments under non-cancelable operating leases with initial terms in excess of one year (in thousands):

Years ending December 31:
Remainder of 2021	$873
2022	2,043
2023	1,934
2024	1,904
2025	1,987
Thereafter	7,354
Total future minimum rental payments	$16,095

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business. These commitments are generally non-cancellable and are based on sales forecasts. These agreements range from one to five-year periods and may contain fixed or minimum annual commitments, subject to certain provisions that allow the Company to renegotiate the commitment. The aggregate amount of minimum inventory purchase commitments as of March 31, 2021 was $156.1 million.

During 2019, the Company entered into an agreement with a certain third party manufacturing vendor. In November 2020, the Company and the vendor amended the 2019 inventory supply arrangement. The amended agreement included provisions to increase the aggregate purchase commitments to $169.3 million and extend the time frame of the agreement to December 2022. The provisions of the agreement also allow the Company, once the defined cumulative purchase threshold per the agreement is reached, to pay for a portion of the subsequent inventory purchases using the vendor advance.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment as of March 31, 2021 and 2020 and determined no update to amounts previously recorded was required. The Company considered a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points included Company specific forecasts which are reliant on the Company’s limited sales history, agreement specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in the Company’s assessment, and therefore the loss may change in the future.

As of March 31, 2021, the Company has a prepaid advance of $36.4 million, net of write-downs and an accrual of $42.6 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the periods ended March 31, 2020 and December 31, 2020.

Contingencies

The Company is involved in litigation and legal matters from time to time, which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material effect on the Company’s condensed consolidated balance sheet, statements of operations and comprehensive loss, or statements of cash flows.

On December 14, 2020, Nidhish Nair, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Nair v. Longview Acquisition Corp., against Longview and the members of its board directors (the “Nair Complaint”). On December 16, 2020, Eric Lau, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Lau v. Longview Acquisition Corp., against Longview, the members of its board of directors, and Legacy Butterfly (the “Lau Complaint”). The Nair Complaint and the Lau Complaint, which are referred to collectively as the Complaints, asserted a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against Longview in connection with the Business Combination between Longview and Legacy Butterfly. The Lau Complaint also asserted an aiding and abetting claim against Legacy Butterfly. The Complaints alleged, among other things, that (i) defendants engaged in an unfair sales process and agreed to inadequate consideration in connection with the Business Combination, and (ii) that the Registration Statement on Form S-4 filed with the SEC on November 27, 2020 in connection with the Business Combination was materially misleading. The Complaints sought, among other things, to enjoin the Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses. The Nair Complaint was voluntarily dismissed on February 21, 2021, and the Lau Complaint was voluntarily dismissed on March 2, 2021. The parties currently are in negotiation regarding a potential attorney fee award.

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on March 29, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Butterfly Network, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively, present the financial position and results of operations of Butterfly Network, Inc. and its wholly-owned subsidiaries.

Overview

We are an innovative digital health business whose mission is to democratize healthcare by making medical imaging accessible to everyone around the world. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution uses a unique combination of software and hardware to address the needs of point-of-care imaging. Butterfly iQ, followed by our recently launched Butterfly iQ+, is our first product powered by Butterfly’s Ultrasound-on-Chip™, and is the only ultrasound transducer that can perform “whole-body imaging” in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ reduces the cost of manufacturing, while our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. Through our portable proprietary, handheld solution, protected by a robust intellectual property portfolio and empowered in part by its proprietary software and Artificial Intelligence (“AI”), Butterfly aims to enable earlier detection throughout the body and remote management of health conditions around the world.

The Butterfly iQ / iQ+ is currently cleared by the U.S. Food and Drug Administration (“FDA”) and has the CE mark for use by health care practitioners. It is commercially available in over 20 countries including, the United States, Canada, Australia, New Zealand and throughout greater Europe.

We are focused on driving the adoption of our handheld solution. We look to drive adoption by increasing the touchpoints with our customer, through new sales channels, as well as helping customers understand the power of point of care imaging in clinical decision making expanding its use cases and the settings where it is used. We also invest in upgrading our product. In October 2020, we launched the Butterfly iQ+, a second-generation version of our handheld probe which costs less to manufacture and features lower power consumption, faster frame rates and improved interoperability. Additionally, over the course of 2021, we launched multiple new software features that improve image acquisition and ease of use.

We are also focused on improving gross profits by focusing on operational efficiencies in our supply chain and expanding our customer relationships to incorporate higher margin products and services.

COVID-19

In December 2019, a novel coronavirus outbreak and related disease (known as COVID-19) was identified in Wuhan, China. In March 2020 the World Health Organization declared the outbreak of COVID-19 a pandemic. We are closely monitoring the impact of COVID-19 on all aspects of our business.

COVID-19 has disrupted, and we believe will continue to disrupt, our normal operations. There have been both positive and negative impacts, some quantifiable and others not quantifiable based on our limited historical data as an emerging growth company. Therefore, it is difficult for us to quantify the overall impact of the COVID-19 pandemic on our revenues.

In order to improve our liquidity during the COVID-19 pandemic, we obtained a loan under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. We repaid the PPP loan in full in February 2021 from the proceeds of the Business Combination.

In terms of negative impacts, the pandemic has restricted the ability of our employees to travel, demonstrate our products to our potential customers and users, and perform other sales-generating activities. It has also impacted our ability to oversee the activities of our third-party manufacturers and suppliers, make shipments of materials, and pursue collaborations and other business transactions. COVID-19 has also caused the temporary closure of the facilities of certain of our suppliers, manufacturers and customers, and resulted in the implementation of a temporary closure of our offices and the institution of a “work from home” policy. In addition, the COVID-19 pandemic and its economic impact have caused a financial strain on our customer base due to decreased funding and other revenue shortfalls. Reductions in budgets have resulted in delays in or decreases in the size of enterprise contracts. Given the lack of historical trends, we are unable to precisely quantify this impact.

Conversely, given those restrictions of access to our customers and “work from home” policy, one noticeable and quantifiable positive impact on our expenses was the reduction in our travel and related expenses, which for the quarter ended March 31, 2021 decreased by approximately $0.4 million, or 71%, year over year.

The COVID-19 pandemic also had a short-term early positive impact on our sales. We saw a spike in orders in March and April of 2020 because point-of-care ultrasound systems, like Butterfly iQ, have been utilized in the monitoring of acute symptoms of COVID-19 in patients through the use of lung ultrasound. Studies suggest that such systems may have a role to play in the assessment of lung involvement in COVID-19. The Butterfly iQ’s lung image quality, portability and ease of disinfection has made it particularly useful in assessing patients impacted by COVID-19. Given the lack of historical trends, we are unable to precisely quantify this impact.

The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Despite these headwinds, we believe our business is well-positioned to benefit from the trends, such as telemedicine, that are accelerating digital transformation of the healthcare industry as a result of the COVID-19 pandemic. For instance, we have developed a Teleguidance product that aligns with the larger industry trends to remote medicine. Additionally, we believe that our value proposition of improved patient care combined with a reduction in overall cost of service will further enhance adoption of the Butterfly solution.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements contained in this Form 10-Q.

Recent Developments

On February 12, 2021 we completed the business combination with Longview (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview Acquisition Corp. (“Longview”), Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”). The Business Combination was approved by Longview's stockholders at its special meeting held on February 12, 2021.  The transaction resulted in the Company being renamed to "Butterfly Network, Inc.," Legacy Butterfly being renamed “BFLY Operations, Inc.” and the Company’s Class A common stock and warrants to purchase Class A common stock commencing trading on the New York Stock Exchange ("NYSE") on February 16, 2021 under the symbol "BFLY" and “BFLY WS”, respectively. As a result of the Business Combination, we received gross proceeds of approximately $589 million.

Key Performance Metrics

We review the key performance measures discussed below, to evaluate business and measure performance, identify trends, formulate plans and make strategic decisions.

Units fulfilled

We define units fulfilled as the number of devices whereby control is transferred to a customer. We do not adjust this metric for returns as our volume of returns has historically been low. We view units fulfilled as a key indicator of the growth of our business. We believe that this metric is useful to investors because it presents our core growth and performance of our business period over period.

	Three months ended March 31,
	2021	2020
Units fulfilled	5,013	3,711

Units fulfilled increased by 1,302, or 35.1%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increased demand driven by additional investment in lead generation.

Subscription Mix

We define subscription mix as a percentage of our total revenue recognized in a reporting period that is subscription based, consisting primarily of our software as a service (“SaaS”) offering. We view subscription mix as a key indicator of the profitability of our business, and thus we believe that this metric is useful to investors. Because the costs and associated expenses to deliver our subscription offerings are lower as a percentage of sales than the costs of sales of our products, we believe a shift towards subscription will result in an improvement in profitability and margin expansion.

	Three months ended March 31,
	2021	2020
Subscription mix	22.9%	16.9%

Subscription mix increased by 6.0 percentage points, to 22.9% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to increased volume of device sales and increases in subscription renewals, as well as the timing of revenue recognition for our SaaS and other subscription contracts. Revenue from such contracts is deferred and recognized over the service period.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our condensed consolidated financial statements in understanding the core operating results that our management uses to evaluate the business and for financial planning purposes. Our non-GAAP financial measures, Adjusted Gross Profit and Adjusted EBITDA, provide an additional tool for investors to use in comparing our financial performance over multiple periods.

Adjusted Gross Profit and Adjusted EBITDA are key performance measures that our management uses to assess our operating performance. Adjusted Gross Profit and Adjusted EBITDA facilitate internal comparisons of our operating performance on a more consistent basis. We use these performance measures for business planning purposes and forecasting. We believe that Adjusted Gross Profit and Adjusted EBITDA enhance an investor’s understanding of our financial performance as they are useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

Our Adjusted Gross Profit and Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate these measures in the same manner. Adjusted Gross Profit and Adjusted EBITDA are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. When evaluating our performance, you should consider Adjusted Gross Profit and Adjusted EBITDA alongside other financial performance measures prepared in accordance with GAAP, including gross profit, operating loss, and net loss.

Adjusted Gross Profit

We calculate Adjusted Gross Profit as gross profit adjusted to exclude depreciation and amortization and non-recurring changes to our warranty liability. Our changes in the warranty liability are excluded from gross profit when they are outside the normal course of operations for our business. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs.

The following table reconciles Adjusted Gross Profit to gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
	2021	2020
Revenue	$12,443	$8,670
Cost of revenue	6,027	9,506
Gross profit	$6,416	$(836)
Add:
Depreciation and amortization	89	22
Warranty liability policy change	(560)	—
Adjusted gross profit	$5,945	$(814)

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, other expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of warrant liabilities and other non-recurring items. The other non-recurring items include costs related to our executive transition, discretionary transaction bonuses and other fees incurred with the close of the Business Combination and adjustments for the warranty liability policy changes. Our non-recurring discretionary bonuses are excluded from Adjusted EBITDA when they are outside the normal course of operations for our business and were given at the discretion of management due to the completion of the Business Combination. The non-recurring costs related to the executive transition include one-time severance and bonus payments and the recruiting expenses for our current CEO. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
(In thousands)	2021	2020
Net loss	$(690)	$(24,354)
Interest income	(239)	(199)
Interest expense	638	5
Change in fair value of warrant liabilities	(54,112)	—
Other expense, net	631	29
Provision for income taxes	24	10
Stock based compensation	20,298	2,683
Depreciation and amortization	458	285
CEO transition costs	5,398	—
Warranty liability policy change	(560)	—
Transaction bonus	1,653	—
Adjusted EBITDA	$(26,501)	$(21,541)

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products such as medical devices, accessories, and related services, classified as subscription revenue on our condensed consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and Support. SaaS subscriptions include licenses for teams and individuals as well as enterprise level subscriptions. For sales of products (which include the ultrasound devices and any ultrasound device accessories), revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Our product sales generate approximately 77.1% of our revenue, with our SaaS subscription revenue comprising the remaining 22.9%. As adoption of our devices increases through further market penetration and practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward subscriptions. The quarterly revenue mix may be impacted by the timing of device sales.

Cost of revenue

Cost of product revenue consists of product costs, including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and decrease as a percentage of revenues over time as we focus on operational efficiencies in our supply chain.

Cost of subscription revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate a natural improvement in profitability and margin expansion over time as our mix shifts increasingly towards subscriptions.

We plan to continue to invest additional resources into our products to expand and further develop our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.

Research and development (R&D)

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expense, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our research and development expenses are related to developing new products and services and improving existing products and services, which we define as not having reached the point of commercialization, and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing, and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities. Prospectively, we expect R&D spending as a percentage of revenues will increase in the near term and then fluctuate over time due to the level and timing of our new product development efforts.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, digital marketing, advertising, promotional, as well as conferences, meetings and other events and related facilities and information technology costs. We expect our sales and marketing expenses to increase in absolute dollars in the long term as we continue to increase the size of our direct sales force and sales support personnel and expand into new products and markets. We expect our sales and marketing expenses will also increase in the near term as we promote our brand through marketing and advertising initiatives, expand market presence and hire additional personnel to drive penetration and generate leads. We expect that sales and marketing expenses as a percentage of revenues will increase in the near term and then fluctuate over time as we evaluate expansion opportunities.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, patent and filing fees, facilities costs, office expenses and outside services. Outside services consist of professional services, legal and other professional fees. We expect our general and administrative expenses to increase in absolute dollars in the foreseeable future. We anticipate general and administrative expenses as a percentage of revenues will increase in the near term and then fluctuate over time due to the timing and amount of these expenses. In addition, we expect to incur additional general and administrative expenses as a result of operating as a public company.

Other income (expense), net

Other income (expense), net primarily consists of foreign exchange gains or losses and investment gains or losses.

Provision for income taxes

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. We recorded a full valuation allowance as of March 31, 2021 and December 31, 2020. We expect that income tax expense will be due to operations in profitable foreign subsidiaries.

Results of Operations

We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. The accounting policies are described in Note 2 in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
	2021		2020
		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue
Revenue:
Product	$9,595	77.1%	$7,209	83.1%
Subscription	2,848	22.9%	1,461	16.9%
Total revenue:	$12,443	100.0%	$8,670	100.0%
Cost of revenue:
Product	5,648	45.4%	9,262	106.8%
Subscription	379	3.0%	244	2.8%
Total cost of revenue:	$6,027	48.4%	$9,506	109.6%
Gross profit	$6,416	51.6%	$(836)	(9.6)%

Operating expenses:
Research and development	15,716	126.3%	12,516	144.4%
Sales and marketing	9,808	78.8%	5,915	68.2%
General and administrative	34,640	278.4%	5,242	60.5%
Total operating expenses	$60,164	483.5%	$23,673	273.0%

Loss from operations	$(53,748)	(432.0)%	$(24,509)	(282.7)%
Interest income	239	1.9%	199	2.3%
Interest expense	(638)	(5.1)%	(5)	(0.1)%
Change in fair value of warrant liabilities	54,112	434.9%	—	—%
Other income (expense), net	(631)	(5.1)%	(29)	(0.3)%

Loss before provision for income taxes	$(666)	(5.4)%	$(24,344)	(280.8)%

Provision for income taxes	24	0.2%	10	0.1%

Net loss	$(690)	(5.5)%	$(24,354)	(280.9)%

Comparison of the three months ended March 31, 2021 and 2020

Revenue

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$9,595	$7,209	$2,386	33.1%
Subscription	2,848	1,461	1,387	94.9%
Total revenue:	$12,443	$8,670	$3,773	43.5%

Total revenue increased by $3.8 million, or 43.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Product revenue increased by $2.4 million, or 33.1%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ+ probes sold, as a result of our increased investment in our sales and marketing efforts.

Subscription revenue increased by $1.4 million, or 94.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices as well as the increase from subscription renewals year over year.

Cost of revenue

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Product	$5,648	$9,262	$(3,614)	(39.0)%
Subscription	379	244	135	55.3%
Total cost of revenue	$6,027	$9,506	$(3,479)	(36.6)%
Percentage of revenue	48.4%	109.6%

Cost of product revenue decreased by $3.6 million, or 39.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was driven by the sale of our second generation product, the Butterfly IQ+, in the quarter ended March 31, 2021 as opposed to the Butterfly IQ in the quarter ended March 31, 2020.  The IQ+’s lower product cost and associated lower warranty cost primarily accounted for $2.9 million of the decrease in costs associated with product sales.

Cost of subscription revenue increased by $0.1 million, or 55.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by increased cloud hosting costs.

Research and development

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Research and development	$15,716	$12,516	$3,200	25.6%
Percentage of revenue	126.3%	144.4%

Research and development expenses increased by $3.2 million, or 25.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by increased personnel costs of $3.8 million as we continue to invest in expanding our internal research capabilities. These expenses were partially offset by a decrease in spending on fabrication services of $0.6 million.

Sales and marketing

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$9,808	$5,915	$3,893	65.8%
Percentage of revenue	78.8%	68.2%

Sales and marketing expenses increased by $3.9 million, or 65.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by increases in personnel cost and benefits of $2.7 million associated with increases in sales and sales personnel and an increase in demand generation costs of $0.9 million due to investments made to promote sales growth.

General and administrative

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
General and administrative	$34,640	$5,242	$29,398	560.8%
Percentage of revenue	278.4%	60.5%

General and administrative expenses increased by $29.4 million, or 560.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is primarily due to an increase in stock-based compensation expense of $16.3 million due to the additional awards granted and the performance condition for certain restricted stocks units being achieved in connection with the Closing of the Business Combination. We began to recognize expense for those awards upon the Closing of the Business Combination. In addition to stock-based compensation, the increase was primarily driven by increased personnel costs of $6.6 million due to investments made to scale up our back-office support and executive functions and personnel costs with regards to our CEO transition, recruiting expense of $1.8 million, increased consulting and professional services of $3.6 million and other general and administrative costs incremental to being a publicly traded company of $1.0 million.

Loss from operations

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Loss from operations	$(53,748)	$(24,509)	$(29,239)	119.3%
Percentage of revenue	(432.0)%	(282.7)%

Loss from operations increased by $29.2 million, or 119.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily a result of increases in operating expenses of $36.5 million partially offset by an increase in gross profit of $7.3 million. The increase in gross profit was primarily due to higher volume sales and lower cost of product revenue.

Interest expense

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Interest expense	$(638)	$(5)	$(633)	12,660.0%
Percentage of revenue	(5.1)%	(0.1)%

Interest expense increased by $0.6 million, or 12,660.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was driven by stated interest expense and amortization of debt issuance costs in connection with convertible notes that were issued after the first quarter of 2020.

Other income (expense), net

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Other income (expense), net	$(631)	$(29)	$(602)	2,075.9%
Percentage of revenue	(5.1)%	(0.3)%

Other expense increased by $0.6 million, or 2,075.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was driven primarily by an increase of investment losses of $0.5 million.

Net loss

	Three months ended March 31,
(in thousands)	2021	2020	Change	% Change
Net loss	$(690)	$(24,354)	$23,664	(97.2)%
Percentage of revenue	(5.5)%	(280.9)%

Net loss decreased by $23.7 million, or 97.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily a result of a higher operating loss of $29.3 million offset by the gain for the change in the fair value of the warrant liabilities $54.1 million. The warrant liabilities were recorded as part of the business combination and therefore did not exist in the prior year.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity are cash flows from operations and issuances of preferred stock and convertible notes. In addition, on February 12, 2021, we completed the Business Combination, and as a result we received gross proceeds of approximately $589 million. Our primary uses of liquidity are operating expenses, working capital requirements and capital expenditures. Cash flows from operations have been historically negative as we continue to develop new products and services and increase our sales and marketing efforts. We expect to be cash flow negative on an annual basis, although we may have quarterly results where cash flows from operations are positive.

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

Our cash and cash equivalents and investment in marketable securities balance as of March 31, 2021 was $545.3 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

Cash flows

Comparison of the period for the three months ended March 31, 2021 and March 31, 2020

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(63,427)	$(19,670)
Net cash used in investing activities	(528,197)	(480)
Net cash provided by financing activities	550,268	154
Net decrease in cash and cash equivalents	$(41,356)	$(19,996)

Cash flows used in operating activities

Net cash flows used in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities increased by $43.8 million, or 222.5%, to $63.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net cash used in operating activities for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 was due to a $10.9 million increase in inventory levels resulting from increased inventory purchases and a $4.6 million increase in prepaid expenses and other assets to be used in operations, as well as a $14.9 million decrease in accounts payable and accrued expenses due to the timing of expenses and payments, a $35.8 million decrease in adjustments to reconcile net loss partially offset by $23.7 million decrease in net losses.

Cash flows used in investing activities

Net cash used in investing activities increased by $527.7 million from $0.5 million to $528.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to the investment activity for the funds received from the Business Combination.

Cash flows provided by financing activities

For the three months ended March 31, 2021, net cash provided by financing activities was $550.3 million compared with $0.2 million for the three months ended March 31, 2020.  This increase of $550.1 million was primarily due to net proceeds from the Business Combination of $547.8 million and proceeds from the exercise of stock options of $6.3 million partially offset by our $4.4 million loan repayment under the Paycheck Protection Program.

Contractual Obligations

As of March 31, 2021, our contractual obligations were as follows:

(in thousands)	Total	< 1 year	1-3 Years	3-5 Years	> 5 years
Operating leases	$16,095	$1,360	$3,936	$3,945	$6,854
Purchase obligations (1)	156,061	53,040	103,021	—	—
Total contractual obligations	$172,156	$54,400	$106,957	$3,945	$6,854
(1)

Purchase obligations include all legally binding contracts and relate to firm commitments for inventory purchases. Our purchase obligations are related to a contract for a key inventory component in our manufacturing process. Purchase orders that are not binding agreements are excluded from the table above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted” and “Summary of Significant Accounting Policies – Recent Accounting Pronouncement Issued but Not Yet Adopted,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 in our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained in this report may be different than the information you receive from other public companies.

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of March 31, 2021. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits and equity interests in mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Exchange Risk

We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 12, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for public warrants and private placement warrants issued in connection with our initial public offering. Notwithstanding this material weakness, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Our internal control over financial reporting did not detect the proper accounting and reporting for our public warrants and private placement warrants issued in connection with the Company’s initial public offering in May 2020. Management identified this error when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in May 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. This is no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 29, 2021 , as amended on May 12, 2021 (the “2020 Annual Report on Form 10-K). There have been no material changes to the risk factors described in the 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 3, 2021, the Compensation Committee of the Board of Directors adopted the Butterfly Network, Inc. Executive Severance Plan (the “Severance Plan”). Current participants in the Severance Plan include our executive officers (other than our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our Chief Strategy and Chief Business Development Officer) and our senior vice presidents.

Under the Severance Plan, if we terminate a participant’s employment without cause (as defined in the Severance Plan) or a participant resigns for good reason (as defined in the Severance Plan) at any time other than during the twelve (12) month period following a change in control (as such term is defined in the Severance Plan) (the “Change in Control Period”), then the participant is eligible to receive the following benefits:

●	Severance payable in the form of salary continuation. The severance amount is equal to participant’s then-current base salary times a multiplier determined based on the participant’s title or role with the Company.
●	We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, during the severance period.

Under the Severance Plan, if we terminate a participant’s employment without cause or participant resigns for good reason, during the Change in Control Period, then the participant is eligible to receive the following benefits:

●	Severance payable in a single lump sum. The severance amount is equal to participant’s then-current base salary and then-current target annual bonus opportunity, times a change in control multiplier determined based on the participant’s title or role with the Company.
●	We will pay for company contribution for continuation coverage under COBRA during the severance period.
●	Any outstanding unvested equity awards held by the participant under our then-current outstanding equity incentive plan(s) will become fully vested on the date the termination of such participant’s employment becomes effective.

A participant’s rights to any severance benefits under the Severance Plan are conditioned upon the participant executing and not revoking a valid separation and general release of claims agreement in a form provided by us.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†

Business Combination Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Clay Merger Sub, Inc., and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).

			Form 8-K (Exhibit 2.1)	11/23/2020	001-39292
3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
4.1	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292
10.5.1@	Exclusive (Equity) Agreement by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University, dated as of June 28, 2013.		Form S-4 (Exhibit 10.13.1)	11/27/2020	333-250995
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

			Form 10-K/A (Exhibit [10.6.3])	5/[●]/2021	001-39292
10.7@	Distribution Agreement, dated as of July 11, 2018, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Cardinal Health 105, Inc.		Form S-4 (Exhibit 10.15)	11/27/2020	333-250995

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.8.1@	Foundry Service Agreement, dated as of March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.		Form S-4/A (Exhibit 10.17.1)	1/6/2021	333-250995
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

			Form S-4/A (Exhibit 10.10)	1/6/2021	333-250995

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.15+	Offer of Employment Letter, dated as of November 24, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Mary Miller.		Form S-4/A (Exhibit 10.13)	1/6/2021	333-250995
10.16+	Offer of Employment Letter, dated as of December 18, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.		Form S-4 (Exhibit 10.8)	11/27/2020	333-250995
10.17+	Separation Agreement, dated as of January 24, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.		Form S-4/A (Exhibit 10.8.2)	1/26/2021	333-250995
10.18+	Offer of Employment Letter, dated as of February 11, 2021, by and between Butterfly Network, Inc. and Stacey Pugh.		Form 10-K (Exhibit 10.18)	3/29/21	001-39292
10.19.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.		Form 10-K (Exhibit 10.19.1)	3/29/21	001-39292
10.19.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.2)	2/16/21	001-39292
10.19.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.		Form S-8 (Exhibit 99.3)	5/12/21	333-256044

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.20.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 10-K (Exhibit 10.20.1)	3/29/21	001-39292
10.20.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.2)	2/16/21	001-39292
10.20.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.3)	2/16/21	001-39292
10.21+	Nonemployee Director Compensation Policy.		Form 8-K (Exhibit 10.17)	2/16/21	001-39292
10.22+	Executive Severance Plan		Form S-1/A (Exhibit 10.21)	5/12/21	333-254836
10.23+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.18)	2/16/21	001-39292
10.24

Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders

			Form 8-K (Exhibit 10.19)	2/16/21	001-39292
10.25	Form of Lock-up Agreement		Form 8-K (Exhibit 10.20)	2/16/21	001-39292

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.26	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.		Form 10-K (Exhibit 10.25)	3/29/21	001-39292
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

BUTTERFLY NETWORK, INC.

Date: May 17, 2021	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: May 17, 2021	By:	/s/ Stephanie Fielding
Stephanie Fielding
Chief Financial Officer