Form 10-Q
period 2021-06-30
Butterfly Network, Inc.
filed 2021-08-09
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 1, 2021, the registrant had 167,526,111 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;
●	our business could be harmed if we fail to manage our growth effectively;
●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;
●	our projections are subject to risks, assumptions, estimates and uncertainties;
●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
●	changes in applicable laws or regulations;
●	our ability to remediate the material weakness in our internal controls over financial reporting;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future;
●	our financial performance;
●	failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;
●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange;
●	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations; and
●	the impact of the COVID-19 pandemic on our business.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. The risks described under the heading “Risk Factors” are not exhaustive.  New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,605	$60,206
Marketable securities	489,890	—
Accounts receivable, net	7,809	5,752
Inventories	46,947	25,805
Current portion of vendor advances	17,115	2,571
Prepaid expenses and other current assets	9,294	2,998
Total current assets	$590,660	$97,332
Property and equipment, net	7,436	6,870
Non-current portion of vendor advances	26,365	37,390
Other non-current assets	6,802	5,599
Total assets	$631,263	$147,191
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,264	$16,400
Deferred revenue, current	10,894	8,443
Accrued purchase commitments, current	22,890	22,890
Accrued expenses and other current liabilities	19,327	21,962
Total current liabilities	$58,375	$69,695
Deferred revenue, non-current	4,840	2,790
Convertible debt	—	49,528
Loan payable	—	4,366
Warrant liabilities	99,754	—
Accrued purchase commitments, non-current	19,660	19,660
Other non-current liabilities	2,282	2,146
Total liabilities	$184,911	$148,185
Commitments and contingencies (Note 16)
Convertible preferred stock:
Convertible preferred stock (Series A, B, C and D) $.0001 par value with an aggregate liquidation preference of $0 and $383,829 at June 30, 2021 and December 31, 2020, respectively; 0 and 107,197,118 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	360,937
Stockholders’ equity (deficit):
Class A common stock $.0001 par value; 600,000,000 and 116,289,600 shares authorized at June 30, 2021 and December 31, 2020, respectively; 167,477,126 and 6,593,291 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17	1
Class B common stock $.0001 par value; 27,000,000 and 26,946,089 shares authorized at June 30, 2021 and December 31, 2020, respectively; 26,426,937 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	844,770	32,874
Accumulated deficit	(398,438)	(394,806)
Total stockholders’ equity (deficit)	$446,352	$(361,931)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$631,263	$147,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Product	$13,012	$9,990	$22,608	$17,199
Subscription	3,501	1,802	6,350	3,263
Total revenue	$16,513	$11,792	$28,958	$20,462
Cost of revenue:
Product	7,858	11,385	13,506	20,647
Subscription	435	242	814	486
Total cost of revenue	$8,293	$11,627	$14,320	$21,133
Gross profit	$8,220	$165	$14,638	$(671)
Operating expenses:
Research and development	$17,088	$11,940	32,804	24,456
Sales and marketing	10,540	5,955	20,347	11,870
General and administrative	17,279	5,341	51,920	10,583
Total operating expenses	44,907	23,236	105,071	46,909
Loss from operations	$(36,687)	$(23,071)	$(90,433)	$(47,580)
Interest income	$607	$23	846	222
Interest expense	(7)	(113)	(645)	(118)
Change in fair value of warrant liabilities	33,458	—	87,570	—
Other income (expense), net	(262)	(70)	(895)	(99)
Loss before provision for income taxes	$(2,891)	$(23,231)	$(3,557)	$(47,575)
Provision for income taxes	51	10	75	20
Net loss and comprehensive loss	$(2,942)	$(23,241)	$(3,632)	$(47,595)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.02)	$(3.85)	$(0.02)	$(7.92)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	192,180,141	6,034,191	149,286,700	6,006,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2020

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
March 31, 2020	107,197,118	$360,937	6,013,465	$1	—	$—	$22,633	$(256,415)	$(233,781)
Net loss	—	—	—	—	—	—	—	(23,241)	(23,241)
Common stock issued upon exercise of stock options	—	—	32,393	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	—	—	2,690	—	2,690
June 30, 2020	107,197,118	$360,937	6,045,858	$1	—	$—	$25,393	$(279,656)	$(254,262)

Six months ended June 30, 2020

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2019	107,197,118	$360,937	5,939,950	$1	—	$—	$19,782	$(232,061)	$(212,278)
Net loss	—	—	—	—	—	—	—	(47,595)	(47,595)
Common stock issued upon exercise of stock options	—	—	105,908	—	—	—	224	—	224
Stock-based compensation expense	—	—	—	—	—	—	5,387	—	5,387
June 30, 2020	107,197,118	$360,937	6,045,858	$1	—	$—	$25,393	$(279,656)	$(254,262)

Three months ended June 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
March 31, 2021	—	$—	164,862,470	$16	26,426,937	$3	$831,640	$(395,496)	$436,163
Net loss	—	—	—	—	—	—	—	(2,942)	(2,942)
Common stock issued upon exercise of stock options and warrants	—	—	2,147,422	1	—	—	5,375	—	5,376
Common stock issued upon vesting of restricted stock units	—	—	467,234	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,755	—	7,755
June 30, 2021	—	$—	167,477,126	$17	26,426,937	$3	$844,770	$(398,438)	$446,352

Six months ended June 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(3,632)	(3,632)
Common stock issued upon exercise of stock options and warrants	—	—	5,302,472	1	—	—	11,688	—	11,689
Common stock issued upon vesting of restricted stock units	—	—	467,234	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	28,085	—	28,085
June 30, 2021	—	$—	167,477,126	$17	26,426,937	$3	$844,770	$(398,438)	$446,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,632)	$(47,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915	593
Non-cash interest expense on convertible debt	389	113
Stock-based compensation expense	28,035	5,345
Change in fair value of warrant liabilities	(87,570)	—
Other	498	1,000
Changes in operating assets and liabilities:
Accounts receivable	(1,979)	(3,198)
Inventories	(21,113)	(2,994)
Prepaid expenses and other assets	(6,352)	535
Vendor advances	(3,519)	2,281
Accounts payable	(11,088)	1,630
Deferred revenue	4,501	2,928
Accrued expenses and other liabilities	986	(44)
Net cash used in operating activities	$(99,929)	$(39,406)

Cash flows from investing activities:
Purchases of marketable securities	(692,514)	—
Sales of marketable securities	202,000	—
Purchases of property and equipment	(1,829)	(1,908)
Net cash used in investing activities	$(492,343)	$(1,908)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	11,686	224
Net proceeds from equity infusion from the Business Combination	548,403	—
Proceeds from loan payable	—	4,366
Proceeds from issuance of convertible debt	—	20,150
Payment of loan payable	(4,366)	—
Payments of debt issuance costs	(52)	—
Net cash provided by financing activities	$555,671	$24,740
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,601)	$(16,574)
Cash, cash equivalents and restricted cash, beginning of period	60,206	90,002
Cash, cash equivalents and restricted cash, end of period	$23,605	$73,428

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$19,605	$73,428
Restricted cash	4,000	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$23,605	$73,428

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

The Company is an innovative digital health business whose mission is to democratize healthcare by making medical imaging accessible to everyone around the world. Butterfly’s solution uses a unique combination of software and hardware technology to enable medical imaging to drive more clinical insight at patient point-of-care. The hardware platform works alongside cloud-based software that is intended to make the product easy to use, integrate with the clinical workflow and be accessible on a user’s smartphone, tablet, and/or healthcare enterprise systems.

The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, the United Kingdom and Taiwan.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2021, or any other period.

Except as described elsewhere in this Note 2 including under the heading “Recent Accounting Pronouncements Adopted” and Note 3 “Business Combination”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2020 and 2019.

COVID-19 Outbreak

The COVID-19 pandemic that began in 2020 has created significant global economic uncertainty and has impacted the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including those that result from new information that may emerge concerning COVID-19, the actions taken to contain or treat COVID-19 and the economic impacts of COVID-19.

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

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. At June 30, 2021, substantially all of the Company’s marketable securities were invested in mutual funds with one financial institution. At December 31, 2020, substantially all of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

As of June 30, 2021 and December 31, 2020, no customer accounts for more than 10% of the Company’s accounts receivable. For the three and six months ended June 30, 2021 and 2020, no customer accounts for more than 10% of the total revenues.

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

Investments in Marketable Securities

The Company’s investments in marketable securities are ownership interests in fixed income mutual funds. The equity securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets.  For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.5 million, respectively, of unrealized losses that relate to equity securities still held as of June 30, 2021.

Restricted Cash

Restricted cash includes deposits in financial institutions used to secure a lease agreement. The Company classified the amounts within other non-current assets as the deposit is used to secure a long-term lease. The amount shown as restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statement of cash flows.

Warrant Liability

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during the Company’s initial public offering on May 26, 2020 (the “IPO”) and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Recent Accounting Pronouncements Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As a result, eligible implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized as prepaid expenses and other current assets on the balance sheet, recognized on a straight-line basis over its life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The Company prospectively adopted such guidance on January 1, 2021 and there was no material effect of adoption on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2021.

Recent Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by the FASB, entities that have not yet issued or made available for issuance their financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance was effective for annual reporting periods beginning January 1, 2019, including interim periods within that annual reporting period. For other entities, this guidance is effective for the annual reporting period beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. This will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The impact of the Company's adoption of Topic 842 to the consolidated financial statements will be to recognize the operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in an increase in the assets and liabilities recorded on the balance sheet. The Company is continuing its assessment, which may identify additional impacts Topic 842 will have on the condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. For public entities, this guidance was effective for annual reporting periods beginning January 1, 2020, including interim periods within that annual reporting period. For other entities, this guidance is effective for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact the adoption of this pronouncement will have on the Company’s condensed consolidated financial statements and disclosures.

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

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP  primarily due to the fact that Legacy Butterfly stockholders continue to control the Company following the closing of the Business Combination. Under this method of accounting, Longview is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of Legacy Butterfly issuing stock for the net assets of Longview, accompanied by a recapitalization. The net assets of Longview will be stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratio established pursuant to the Business Combination Agreement (1:1.0383).

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

•	17,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing;

•	10,350,000 shares of the Company’s Class A common stock issued to holders of shares of Longview Class B common stock outstanding at the Effective Time; and
•	41,378,811 shares of the Company’s Class A common stock held by holders of Longview Class A common stock outstanding at the Effective Time.

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $589.5 million. The Company as the accounting acquirer incurred $11.4 million in transaction costs relating to the Business Combination, which has been offset against the gross proceeds recorded in additional paid-in capital in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit). The Company on the date of Closing used proceeds of the Transactions to pay off $30.9 million, representing all significant liabilities of the acquiree excluding the warrant liability. As of the date of the Closing, the Company recorded net liabilities of $186.5 million with a corresponding offset to additional paid-in capital. The net liabilities include warrant liabilities of $187.3 million and other insignificant assets and liabilities. The Company received proceeds of $0.6 million related to other transactions that occurred at the same time as the Business Combination.

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of their revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the three and six months ended June 30, 2021 and 2020:

	Pattern of	Three months ended June 30,		Six months ended June 30,
	Recognition	2021	2020	2021	2020
By Product Type:
Devices and accessories	Point-in-time	$13,012	$9,990	$22,608	$17,199
Subscription services and other services	Over time	3,501	1,802	6,350	3,263
Total revenue		$16,513	$11,792	$28,958	$20,462
By Geographical Market:
United States		$11,146	$8,216	$20,042	$14,568
International		5,368	3,576	8,917	5,894
Total revenue		$16,513	$11,792	$28,958	$20,462

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents cash consideration received from customers for services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$7,809	$5,752
Deferred revenue, current	10,894	8,443
Deferred revenue, non-current	4,840	2,790

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for all product and service sales. The allowance for doubtful accounts was $0.4 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.

The amount of revenue recognized during the three months ended June 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $3.6 million and $0.9 million, respectively. The amount of revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $5.6 million and $1.9 million, respectively.

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. The amount of costs capitalized during the three and six months ended June 30, 2021 and 2020 was not significant.

Transaction Price Allocated to Remaining Performance Obligations

On June 30, 2021, the Company had $20.6 million of remaining performance obligations. The Company expects to recognize 64% of its remaining performance obligations as revenue in the next twelve months, and an additional 36%  thereafter.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term or on-demand nature of these instruments.

There were no transfers between fair value measurement levels during the periods ended June 30, 2021 and December 31, 2020.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2021:
Marketable securities:
Mutual funds	$489,890	$489,890	$—	$—
Total assets at fair value on a recurring basis	$489,890	$489,890	$—	$—

Warrants:
Public Warrants	$66,652	$66,652	$—	$—
Private Warrants	33,102	—	33,102	—
Total liabilities at fair value on a recurring basis	$99,754	$66,652	$33,102	$—

The Company did not have any assets or liabilities similar to those above requiring fair value measurement at December 31, 2020.

Note 6. Inventories

A summary of inventories is as follows at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$32,020	7,688
Work-in-progress	776	865
Finished goods	14,151	17,252
Total inventories	$46,947	$25,805

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and six months ended June 30, 2021, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenues. For the three and six months ended June 30, 2020, net realizable value inventory adjustments and excess and obsolete inventory charges were $0.7 million and $0.7 million, respectively, and were recognized in product cost of revenues.

Note 7. Non-Current Assets

The Company’s property and equipment, net consists of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Property and equipment, historical cost	$11,754	$10,268
Less: accumulated depreciation and amortization	(4,318)	(3,398)
Property and equipment, net	$7,436	$6,870

Other non-current assets consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Security deposits	$1,883	$1,888
Restricted cash	4,000	—
Deferred offering costs	—	3,711
Other long-term assets	919	—
Total other non-current assets	$6,802	$5,599

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Employee compensation	$8,177	$5,968
Customer deposits	1,165	1,177
Accrued warranty liability	370	646
Non-income tax	3,560	3,695
Professional fees	3,293	5,432
Vendor settlements	—	2,975
Other	2,762	2,069
Total accrued expenses and other current liabilities	$19,327	$21,962

Warranty expense activity for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,186	$1,099	$1,826	$876
Warranty provision charged to operations	167	788	(225)	1,512
Warranty claims	(192)	(363)	(440)	(864)
Balance, end of period	$1,161	$1,524	$1,161	$1,524

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
			107,197,118

Prior to the completion of the Business Combination there were no significant changes to the terms of the Convertible Preferred Stock. Upon the Closing of the Business Combination, the Convertible Preferred stock converted into the right to receive Class A and Class B common stock based on the Business Combination’s conversion ratio of 1.0383 of the Company’s shares for each Legacy Butterfly share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of Closing.  There are no shares of Convertible Preferred Stock outstanding as of June 30, 2021.

Note 10. Equity Incentive Plans

The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was adopted by its Board of Directors and stockholders in March 2012. The Butterfly Network, Inc. Amended and Restated 2020 Equity

Incentive Plan (the “2020 Plan”) was approved by the Board of Directors in the fourth quarter of 2020 and by the stockholders in the first quarter of 2021. Grants under the 2012 Plan and 2020 Plan are included in the tables below.

In connection with the Closing of the Business Combination, the Company adjusted the equity awards as described in Note 3 “Business Combination”. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting, nondiscretionary anti-dilution provision in the 2012 Plan, and the fair-value, vesting conditions and classification of the awards are the same immediately before and after the modification.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2021:

Number of
Options
Outstanding at December 31, 2020	26,708,329
Granted	2,929,935
Exercised	(5,326,940)
Forfeited	(6,960,118)
Outstanding at June 30, 2021	17,351,206

Each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

On January 23, 2021, the former Chief Executive Officer and member of the Board of Directors resigned from his position as Chief Executive Officer. Pursuant to the separation agreement between the former Chief Executive Officer and the Company, the former officer received equity-based compensation. The equity compensation includes the acceleration of vesting of the officer’s service based options. The acceleration of 1.6 million options was pursuant to the original option award agreement. The Company recognized $2.6 million of expense related to the acceleration of this option award during the six months ended June 30, 2021. No expense related to the acceleration of this option award was recognized during the three months ended June 30, 2021.

Restricted stock unit (“RSU”) activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the six months ended June 30, 2021:

Number of
RSUs
Outstanding at December 31, 2020	1,894,897
Granted	1,911,208
Vested	(467,234)
Forfeited	—
Outstanding at June 30, 2021	3,338,871

Included in the table above are service-based restricted stock units. During the six months ended June 30, 2021, the Company granted 0.9 million service-based awards. Each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

Included in the table above are performance-based restricted stock units. In January 2021, the Company granted 1.0 million restricted stock units to certain employees. In 2020, the Company granted 1.9 million restricted stock units to certain employees and consultants, including a grant of 1.0 million restricted stock units to the Chairman of the Board and significant shareholder of Butterfly.  The awards are subject to certain service conditions and performance conditions. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based condition is satisfied upon the occurrence of a business combination event as defined in the award agreement. The achievement of the performance condition was deemed satisfied in the first quarter of 2021, as the completion of the Business Combination occurred.

The fair value of performance-based restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.  For each award, the Company recognizes the expense over the requisite service period as defined in the award agreement. During the six months ended June 30, 2021, the Company recognized the full grant date fair value of the awards for the Chairman of the Board and one other consultant as service to the Company was no longer required since the Business Combination closed in the first quarter of 2021. No expense for these awards was recognized during the three months ended June 30, 2021. For the remaining awards, continued service is still required for the awards to continue to vest per the award agreements.

The Company’s total stock-based compensation expense for all stock option and restricted stock unit awards for the periods presented was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of revenue – subscription	$1	$5	$3	$10
Research and development	1,562	1,174	2,953	2,433
Sales and marketing	2,085	493	3,758	1,026
General and administrative	4,090	990	21,321	1,876
Total stock-based compensation expense	$7,738	$2,662	$28,035	$5,345

Note 11. Net Loss Per Share

We compute net income per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of each class of the Company’s common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of the Company’s common stock, including those presented in the table below, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of the Company’s common stock outstanding would have been anti-dilutive. Since the Company was in a net loss position for all periods presented, the basic earnings per share (“EPS”) calculation excludes preferred stock as it does not participate in net losses of the Company.

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended June 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(2,537)	$(405)	$(2,942)
Numerator for basic and diluted EPS – loss available to common stockholders	$(2,537)	$(405)	$(2,942)
Denominator:
Weighted-average common shares outstanding	165,753,204	26,426,937	192,180,141
Denominator for basic and diluted EPS – weighted-average common stock	165,753,204	26,426,937	192,180,141
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)

Three months ended June 30, 2020
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(23,241)	$—	$(23,241)
Numerator for basic and diluted EPS – loss available to common stockholders	$(23,241)	$—	$(23,241)
Denominator:
Weighted-average common shares outstanding	6,034,191	—	6,034,191
Denominator for basic and diluted EPS – weighted-average common stock	6,034,191	—	6,034,191
Basic and diluted loss per share	$(3.85)	$—	$(3.85)

Six months ended June 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(3,138)	$(494)	$(3,632)
Numerator for basic and diluted EPS – loss available to common stockholders	$(3,138)	$(494)	$(3,632)
Denominator:
Weighted-average common shares outstanding	128,991,979	20,294,721	149,286,700
Denominator for basic and diluted EPS – weighted-average common stock	128,991,979	20,294,721	149,286,700
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)

Six months ended June 30, 2020
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(47,595)	$—	$(47,595)
Numerator for basic and diluted EPS – loss available to common stockholders	$(47,595)	$—	$(47,595)
Denominator:
Weighted-average common shares outstanding	6,006,711	—	6,006,711
Denominator for basic and diluted EPS – weighted-average common stock	6,006,711	—	6,006,711
Basic and diluted loss per share	$(7.92)	$—	$(7.92)

For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

For the periods presented, anti-dilutive common equivalent shares were as follows:

	June 30,
	2021	2020
Outstanding options to purchase common stock	17,351,206	26,738,214
Outstanding restricted stock units	3,338,871	—
Outstanding warrants	20,653,028	—
Outstanding convertible preferred stock (Series A through D)	—	107,197,118
Total anti-dilutive common equivalent shares	41,343,105	133,935,332

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

A summary of related-party transactions and balances with 4Catalyzer are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total incurred for operating expenses	$48	$1,418	$541	$3,067

	June 30,	December 31,
	2021	2020
Due from related parties	$25	$38
Due to related parties	13	154

Note 13. Loan Payable

In May 2020, the Company received loan proceeds of $4.4 million under the Paycheck Protection Program (“PPP”). The Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The Company accounted for the loan as debt. Following the Closing of the Business Combination discussed in Note 3 “Business Combination”, the Company repaid the loan in full in February 2021. The Company recognized an insignificant amount of interest expense in the condensed consolidated statement of operations and comprehensive loss related to the loan.

Note 14. Convertible Debt

In the year ended December 31, 2020, the Company issued convertible debt for total gross proceeds of $50.0 million.

Pursuant to the terms of the debt, at the Effective Time of the Merger discussed in Note 3 “Business Combination”, the convertible debt was automatically cancelled and converted into the right to receive shares of the Company’s Class A common stock. The debt was converted with $49.9 million, the net carrying value of the debt as of the Closing of the Business Combination, in stockholders’ equity with a corresponding decrease to the convertible debt for the principal, accrued interest and unamortized debt issuance costs in the condensed consolidated statement of operations and comprehensive loss.

The Company recorded interest expense and amortization expense for the issuance costs of $0.6 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The Company recorded interest expense and amortization expense for the issuance costs of $0.0 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively.

Note 15. Warrants

Public Warrants

The Company issued Public Warrants and Private Warrants in connection with its IPO. As of June 30, 2021, there were an aggregate of 13,799,695 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. During the three and six months ended June 30, 2021, the amount of exercises of Public Warrants was not significant. The amount reclassified into equity upon the exercise of the Public Warrants was not significant.   Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation.

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

Private Warrants

As of June 30, 2021, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to Butterfly’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to Butterfly’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The Company recognized a gain of $33.5 million and $87.6 million as a change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively.

Note 16. Commitments and Contingencies

Commitments

Operating leases:

The Company leases office space under operating leases. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense under operating leases was $0.6 million and $0.5 million in the three months ended June 30, 2021 and 2020, respectively. Rent expense under operating leases was $1.1 million and $1.0 million in the six months ended June 30, 2021 and 2020, respectively.

In May 2021, the Company entered into a lease arrangement for office space in Burlington, MA. The lease expires in September 2032 and includes approximately $27.3 million of legally binding minimum lease payments. The Company has not yet taken possession of the leased office space. Accordingly, the Company has not met the criteria to commence accounting for the lease. No rent expense for this operating lease has been recognized during the three and six months ended June 30, 2021.

A security deposit in the amount of $4.0 million in the form of a letter of credit was delivered by the Company to the landlord as of June 30, 2021. The Company has secured the letter credit by depositing the same amount as the letter of credit at the financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the condensed consolidated balance sheets.

The following is a schedule of future minimum rental payments under non-cancelable operating leases with initial terms in excess of one year (in thousands):

Years ending December 31:
Remainder of 2021	$597
2022	2,453
2023	3,832
2024	4,528
2025	4,672
Thereafter	27,081
Total future minimum rental payments	$43,163

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business. These commitments are generally non-cancellable and are based on sales forecasts. These agreements range from one to five-year periods and may contain fixed or minimum annual commitments, subject to certain provisions that allow the Company to renegotiate the commitment. The aggregate amount of minimum inventory purchase commitments as of June 30, 2021 was $142.8 million.

During 2019, the Company entered into an inventory supply agreement with a certain third-party manufacturing vendor. In November 2020, the Company and the vendor amended the 2019 inventory supply arrangement. The amended agreement included provisions to increase the aggregate purchase commitments to $169.3 million and extend the time frame of the agreement to December 2022. The provisions of the agreement also allow the Company, once the defined cumulative purchase threshold per the agreement is reached, to pay for a portion of the subsequent inventory purchases using the vendor advance.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment as of June 30, 2021 and December 31, 2020 and determined no update to amounts previously recorded was required. The Company considered a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points included Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in the Company’s assessment, and therefore the loss may change in the future.

As of June 30, 2021, the Company has a prepaid advance of $36.4 million, net of write-downs and an accrual of $42.6 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the periods ended June 30, 2021 and December 31, 2020.

Contingencies

The Company is involved in litigation and legal matters from time to time, which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

On December 14, 2020, Nidhish Nair, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Nair v. Longview Acquisition Corp., against Longview and the members of its Board of Directors (the “Nair Complaint”). On December 16, 2020, Eric Lau, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Lau v. Longview Acquisition Corp., against Longview, the members of its Board of Directors, and Legacy Butterfly (the “Lau Complaint”). The Nair Complaint and the Lau Complaint, which are referred to collectively as the Complaints, asserted a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against Longview in connection with the Business Combination between Longview and Legacy Butterfly. The Lau Complaint also asserted an aiding and abetting claim against Legacy Butterfly. The Complaints alleged, among other things, that (i) defendants engaged in an unfair sales process and agreed to inadequate consideration in connection with the Business Combination, and (ii) that the Registration Statement on Form S-4 filed with the SEC on November 27, 2020 in connection with the Business Combination was materially misleading. The Complaints sought, among other things, to enjoin the Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses. The Nair Complaint was voluntarily dismissed on February 21, 2021, and the Lau Complaint was voluntarily dismissed on March 2, 2021. During the second quarter of 2021, the Company paid an insignificant amount to resolve plaintiffs’ requests for an attorney fee award.

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, customers and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

17. Subsequent Events

During July 2021, the Company granted 1.3 million restricted stock units and 2.9 million stock options to employees and members of the Board of Directors. Each award will vest based on continued service which is generally over 3 or 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period.  The fair value of restricted stock units was estimated on the date of grant based on the fair value of the

Company’s Class A common stock. The grant date fair value of the stock options was determined using similar methods and assumptions as those previously disclosed by the Company.

During July 2021, the Company approved up to 0.3 million restricted stock units to employees. The awards are subject to certain service conditions and performance conditions. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are satisfied upon the occurrence of certain quantitative and qualitative criteria as defined in the award agreements. The achievement of the performance condition and the commencement of the related expense recognition event will not occur until the events are deemed probable. The Company will assess the probability of the occurrence of the performance condition during the performance period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on March 29, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Butterfly Network, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, respectively, present the financial position and results of operations of Butterfly Network, Inc. and its wholly-owned subsidiaries.

Overview

We are an innovative digital health business whose mission is to democratize healthcare by making medical imaging accessible to everyone around the world. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution uses a unique combination of software and hardware enabling medical imaging to drive more clinical insight at patient point-of-care. With this technology, Butterfly created the only ultrasound transducer that can perform “whole-body imaging” in a single handheld probe using semiconductor technology. We are currently commercializing the second generation of our hardware product, the Butterfly iQ+, which was launched in October 2020. The first-generation product, Butterfly iQ, was launched in 2019. Our proprietary software and artificial intelligence (“AI”) solution are intended to make the product easy to use, integrated with the clinical workflow, and accessible on a user’s smartphone or tablet, as well as healthcare enterprise systems. Our portable, usable, accessible and affordable handheld solution is protected by a robust intellectual property portfolio with more than 800 patents granted or pending.

The Butterfly iQ / iQ+ is currently cleared as a Class II medical device by the U.S. Food and Drug Administration (“FDA”), received a medical device license in Canada and has the CE mark in Europe for use by health care practitioners. It is commercially available in over 20 countries including the United States, Canada, Australia, New Zealand and throughout greater Europe.

We are focused on driving the adoption of our handheld solution in order to democratize healthcare globally. We believe that the potential global addressable ultrasound market is estimated to be $8 billion. We seek to expand the addressable market through three strategies: increasing users, expanding use cases and expanding to more care settings where the Butterfly solutions are used. We also seek to increase touchpoints with our existing and potential customers through new sales channels such as medical and nursing schools, veterinarian usage, non-governmental organizations and distributors. Generally, we currently sell directly to users through our ecommerce channel and also sell to enterprise customers through our direct sales force and distributors.

We plan to continue to invest in the development of our products and solutions across the Butterfly platform. With the launch of Butterfly iQ+, we lowered manufacturing costs and improved capabilities including lower power consumption, Needle Viz™ technology, faster frame rates and improved interoperability. Additionally, over the course of 2021, we launched multiple new software features that improve image acquisition, added features for use cases and enhanced ease of use.

While we are driving revenue growth, we are also focused on improving gross profits by working to drive operational efficiencies in our supply chain and incorporate a greater mix of higher margin products and services over time.

COVID-19

The COVID-19 pandemic that began in 2020 has created significant global economic uncertainty. Uncertainty remains regarding the extent, timing and duration of the pandemic, including the emergence of new strains of the virus that may be more contagious or virulent and the extent to which the availability of vaccines and other safety measures will positively impact public health conditions. The uncertainty and potential economic volatility impact our customer base, supply chains, our business practices and our employees.

The COVID-19 pandemic and its economic impact have caused financial strain on our customer base due to decreased funding and other revenue shortfalls. However, more recently we have observed some improvements and decreased effects on our customer base with regards to the financial strain caused by the pandemic, resulting in increased sales volume.

In addition, COVID-19 continues to have an on-going adverse impact on global supply chains, including ours. We have experienced constraints in availability, increasing lead times and costs required to obtain some inventory components. We have been able to partially manage the cost impact on our supply chain as we have a multi-year purchase commitment for a key inventory component in our manufacturing process. We are also actively implementing new operating efficiencies in our supply chain processes to help offset the cost increases in component parts for our device.

The pandemic caused us to make modifications to our business practices, including work from home policies, establishing strict health and safety protocols for our offices specific to COVID-19 and imposing restrictions on employee travel. Our employees have resumed traveling to perform sales-generating and corporate activities, and we have opened our offices and have allowed employees at their discretion to return to our offices. We are designing and implementing a plan to allow employees to safely resume work in the office on a more regular basis.

We continue to closely monitor the developments of COVID-19 for any material impact on our business. Given the uncertainty and potential economic volatility of the impact of the COVID-19 pandemic, the recent positive developments we have experienced may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

On May 27, 2021, we entered into an office lease agreement (the “Lease”) with NEEP Investors Holdings LLC (the “Landlord”) for approximately 61,138 rentable square feet consisting of the entire building located at 1600 District Avenue, Burlington, Massachusetts (the “Premises”). The Premises covered by the Lease will serve as our new principal office. The initial term of the Lease is ten (10) years and eight (8) months beginning on the lease commencement date, which is expected to be January 14, 2022.  We delivered a security deposit in the amount of $4.0 million in the form of a letter of credit to the Landlord as of June 30, 2021.

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

Units fulfilled increased by 1,488, or 29.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increased international and domestic demand driven by additional investment in sales and marketing activities.

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

Subscription mix increased by 5.9 percentage points, to 21.2% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due to increased volume of device sales and increases in subscription renewals, as well as the timing of revenue recognition for our SaaS and other subscription contracts. Revenue from such contracts is deferred and recognized over the service period.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our condensed consolidated financial statements in understanding the core operating results that our management uses to evaluate the business and for financial planning purposes. Our non-GAAP financial measures, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA, provide an additional tool for investors to use in comparing our financial performance over multiple periods.

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are key performance measures that our management uses to assess our operating performance. Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA facilitate internal comparisons of our operating performance on a more consistent basis. We use these performance measures for business planning purposes and forecasting. We believe that Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA enhance an investor’s understanding of our financial performance as they are useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

Our Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate these measures in the same manner. Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are not prepared in accordance with U.S. GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. When evaluating our performance, you should consider Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA alongside other financial performance measures prepared in accordance with U.S. GAAP, including gross profit, gross margin, operating loss and net loss.

Adjusted Gross Profit and Adjusted Gross Margin

We calculate Adjusted Gross Profit as gross profit adjusted to exclude depreciation and amortization and non-recurring changes to our warranty liability. We calculate Adjusted Gross Margin as gross margin adjusted to exclude depreciation and amortization and non-recurring changes to our warranty liability. Our changes in the warranty liability are excluded from gross profit and gross margin when they are outside the normal course of operations for our business. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs. We also exclude from gross profit and gross margin non-recurring losses on purchase commitments and non-recurring inventory write-downs when they are outside the normal course of business and in the period the expenses are incurred. The periods shown below do not include such expenses.

The following table reconciles Adjusted Gross Profit to gross profit and Adjusted Gross Margin to gross margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$16,513	$11,792	$28,958	$20,462
Cost of revenue	8,293	11,627	14,320	21,133
Gross profit	$8,220	$165	$14,638	$(671)

Gross margin	49.8%	1.4%	50.5%	(3.3)%

Add:
Depreciation and amortization	72	24	160	46
Warranty liability policy change	—	—	(560)	—
Adjusted gross profit	$8,292	$189	$14,238	$(625)

Adjusted gross margin	50.2%	1.6%	49.2%	(3.1)%

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, other expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, changes in the fair value of warrant liabilities and other non-recurring items. The other non-recurring items include costs related to our executive transition, discretionary transaction bonuses and other fees incurred with the close of the Business Combination and adjustments for the warranty liability policy changes. Our non-recurring discretionary bonuses are excluded from Adjusted EBITDA when they are outside the normal course of operations for our business and were given at the discretion of management due to the completion of the Business Combination. The non-recurring costs related to the executive transition include one-time severance and bonus payments and the recruiting expenses for our current CEO. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs. We also exclude from Adjusted EBITDA non-recurring losses on purchase commitments and non-recurring inventory write-downs when they are outside the normal course of business and in the period the expenses are incurred. The periods shown below do not include such expenses.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(2,942)	$(23,241)	$(3,632)	$(47,595)
Interest income	(607)	(23)	(846)	(222)
Interest expense	7	113	645	118
Change in fair value of warrant liabilities	(33,458)	—	(87,570)	—
Other expense, net	262	70	895	99
Provision for income taxes	51	10	75	20
Stock based compensation	7,738	2,662	28,035	5,345
Depreciation and amortization	456	308	915	593
CEO transition costs	—	—	5,398	—
Warranty liability policy change	—	—	(560)	—
Transaction bonus	—	—	1,653	—
Adjusted EBITDA	$(28,493)	$(20,101)	$(54,992)	$(41,642)

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and related services, classified as subscription revenue on our condensed consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and Support. SaaS subscriptions include licenses for teams and individuals as well as enterprise level subscriptions. For sales of products, which include the ultrasound devices and any ultrasound device accessories, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Over time as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward subscriptions. The quarterly revenue mix may be impacted by the timing of device sales.

Cost of revenue

Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and decrease as a percentage of revenues over time as we focus on operational efficiencies in our supply chain.

Cost of subscription revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our mix shifts increasingly towards subscriptions.

We plan to continue to invest additional resources into our products to expand and further develop our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.

Research and development (R&D)

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expense, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our research and development expenses are related to developing new products and services and improving existing products and services, which we define as not having reached the point of commercialization, and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities. Prospectively, we expect R&D spending as a percentage of revenues will increase in the near term and then fluctuate over time due to the level and timing of our product development efforts.

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

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, patent and filing fees, facilities costs, office expenses and outside services. Outside services consist of professional services, legal and other professional fees. We expect our general and administrative expenses to increase in absolute dollars in the foreseeable future. We anticipate general and administrative expenses as a percentage of revenues will fluctuate over time due to the timing and amount of these expenses.

Results of Operations

We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. The accounting policies are described in Note 2 in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$13,012	78.8%	$9,990	84.7%	$22,608	78.1%	$17,199	84.1%
Subscription	3,501	21.2%	1,802	15.3%	6,350	21.9%	3,263	15.9%
Total revenue:	$16,513	100.0%	$11,792	100.0%	$28,958	100.0%	$20,462	100.0%
Cost of revenue:
Product	7,858	47.6%	11,385	96.5%	13,506	46.6%	20,647	100.9%
Subscription	435	2.6%	242	2.1%	814	2.8%	486	2.4%
Total cost of revenue:	$8,293	50.2%	$11,627	98.6%	$14,320	49.5%	$21,133	103.3%
Gross profit	$8,220	49.8%	$165	1.4%	$14,638	50.5%	$(671)	(3.3)%

Operating expenses:
Research and development	17,088	103.5%	11,940	101.3%	32,804	113.3%	24,456	119.5%
Sales and marketing	10,540	63.8%	5,955	50.5%	20,347	70.3%	11,870	58.0%
General and administrative	17,279	104.6%	5,341	45.3%	51,920	179.3%	10,583	51.7%
Total operating expenses	$44,907	271.9%	$23,236	197.0%	$105,071	362.8%	$46,909	229.2%

Loss from operations	$(36,687)	(222.2)%	$(23,071)	(195.6)%	$(90,433)	(312.3)%	$(47,580)	(232.5)%
Interest income	607	3.7%	23	0.2%	846	2.9%	222	1.1%
Interest expense	(7)	(0.0)%	(113)	(1.0)%	(645)	(2.2)%	(118)	(0.6)%
Change in fair value of warrant liabilities	33,458	202.6%	—	—%	87,570	302.4%	—	—%
Other income (expense), net	(262)	(1.6)%	(70)	(0.6)%	(895)	(3.1)%	(99)	(0.5)%

Loss before provision for income taxes	$(2,891)	(17.5)%	$(23,231)	(197.0)%	$(3,557)	(12.3)%	$(47,575)	(232.5)%

Provision for income taxes	51	0.3%	10	0.1%	75	0.3%	20	0.1%

Net loss	$(2,942)	(17.8)%	$(23,241)	(197.1)%	$(3,632)	(12.5)%	$(47,595)	(232.6)%

Comparison of the three months ended June 30, 2021 and 2020

Revenue

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$13,012	$9,990	$3,022	30.3%
Subscription	3,501	1,802	1,699	94.3%
Total revenue:	$16,513	$11,792	$4,721	40.0%

Total revenue increased by $4.7 million, or 40.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Product revenue increased by $3.0 million, or 30.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ+ probes sold, as a result of our increased investment in our sales and marketing efforts domestically and internationally. For the three months ended June 30, 2020, revenue was positively impacted by COVID-19, as the Butterfly iQ was utilized in the monitoring of acute symptoms of COVID-19. We are unable to measure precisely the positive impact of COVID-19 on our revenue for the three months ended June 30, 2020.

Subscription revenue increased by $1.7 million, or 94.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices as well as the increase from subscription renewals year over year.

Cost of revenue

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Product	$7,858	$11,385	$(3,527)	(31.0)%
Subscription	435	242	193	79.8%
Total cost of revenue	$8,293	$11,627	$(3,334)	(28.7)%
Percentage of revenue	50.2%	98.6%

Cost of product revenue decreased by $3.5 million, or 31.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was driven by the sale of our second generation product, the Butterfly IQ+, in the quarter ended June 30, 2021 as opposed to the Butterfly IQ in the quarter ended June 30, 2020.  The IQ+’s lower product cost, the non-recurrence of net realizable value inventory adjustments and excess and obsolete inventory charges and lower warranty cost primarily accounted for $3.7 million of the decrease in costs associated with product sales. The decreases were offset by items that were not significant.

Cost of subscription revenue increased by $0.2 million, or 79.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by increased cloud hosting costs.

Research and development

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
Research and development	$17,088	$11,940	$5,148	43.1
Percentage of revenue	103.5%	101.3%

Research and development expenses increased by $5.1 million, or 43.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by increases in personnel costs including stock-based compensation expense of $4.4 million, as we continue to invest in expanding our internal product development capabilities.

Sales and marketing

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$10,540	$5,955	$4,585	77.0%
Percentage of revenue	63.8%	50.5%

Sales and marketing expenses increased by $4.6 million, or 77.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by increases in personnel cost including stock-based compensation and benefits of $3.2 million associated with increases in sales and sales personnel and an increase in demand generation costs of $0.9 million due to investments made to promote sales growth.

General and administrative

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
General and administrative	$17,279	$5,341	$11,938	223.5%
Percentage of revenue	104.6%	45.3%

General and administrative expenses increased by $11.9 million, or 223.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by increases in personnel cost including stock-based compensation and benefits of $6.1 million associated with investments to scale up our back-office support and executive functions. In addition, the general and administrative  increase is due to increased recruiting expense of $1.0 million to support our investments in personnel growth, increased professional service fees of $2.8 million and other general and administrative costs incremental to being a publicly traded company of $1.2 million.

Loss from operations

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
Loss from operations	$(36,687)	$(23,071)	$(13,616)	59.0%
Percentage of revenue	(222.2)%	(195.6)%

Loss from operations increased by $13.6 million, or 59.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily a result of increases in operating expenses of $21.7 million partially offset by an increase in gross profit of $8.1 million. The increase in gross profit was primarily due to higher volume sales and lower cost of product revenue.

Net loss

	Three months ended June 30,
(in thousands)	2021	2020	Change	% Change
Net loss	$(2,942)	$(23,241)	$20,299	(87.3)%
Percentage of revenue	(17.8)%	(197.1)%

Net loss decreased by $20.3 million, or 87.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily a result of an increase in the operating loss of $13.6 million, offset by the gain for the change in the fair value of the warrant liabilities of $33.5 million. The warrant liabilities were recorded as part of the business combination and therefore did not exist in the prior year.

Comparison of the six months ended June 30, 2021 and 2020

Revenue

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$22,608	$17,199	$5,409	31.4%
Subscription	6,350	3,263	3,087	94.6%
Total revenue:	$28,958	$20,462	$8,496	41.5%

Total revenue increased by $8.5 million, or 41.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Product revenue increased by $5.4 million, or 31.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ+ probes sold, as a result of our increased investment in our sales and marketing efforts domestically and internationally. For the six months ended June 30, 2020, revenue was positively impacted by COVID-19, as the Butterfly iQ was utilized in the monitoring of acute symptoms of COVID-19. We are unable to measure precisely the positive impact of COVID-19 on our revenue for the six months ended June 30, 2020.

Subscription revenue increased by $3.1 million, or 94.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices as well as the increase from subscription renewals year over year.

Cost of revenue

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Product	$13,506	$20,647	$(7,141)	(34.6)%
Subscription	814	486	328	67.5%
Total cost of revenue	$14,320	$21,133	$(6,813)	(32.2)%
Percentage of revenue	49.5%	103.3%

Cost of product revenue decreased by $7.1 million, or 34.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was driven by the sale of our second generation product, the Butterfly IQ+, in the period ended June 30, 2021 as opposed to the Butterfly IQ in the period ended June 30, 2020.  The IQ+’s lower product cost, the non-recurrence of net realizable value inventory adjustments and excess and obsolete inventory charges and lower warranty cost primarily accounted for $7.6 million of the decrease in costs associated with product sales. The decreases were offset by items that were not significant.

Cost of subscription revenue increased by $0.3 million, or 67.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by increased cloud hosting costs.

Research and development

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
Research and development	$32,804	$24,456	$8,348	34.1%
Percentage of revenue	113.3%	119.5%

Research and development expenses increased by $8.4 million, or 34.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by increases in personnel costs including stock-based compensation expense of $8.4 million, as we continue to invest in expanding our internal product development capabilities. These expenses were partially offset by items that were not significant.

Sales and marketing

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$20,347	$11,870	$8,477	71.4%
Percentage of revenue	70.3%	58.0%

Sales and marketing expenses increased by $8.5 million, or 71.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by increases in personnel cost including stock-based compensation and benefits of $6.0 million associated with increases in sales and sales personnel and an increase in demand generation costs of $1.8 million due to investments made to promote sales growth.

General and administrative

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
General and administrative	$51,920	$10,583	$41,337	390.6%
Percentage of revenue	179.3%	51.7%

General and administrative expenses increased by $41.3 million, or 390.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily due to an increase in stock-based compensation expense of $19.5 million due to the additional awards granted and the performance condition for certain restricted stock units being achieved in connection with the Closing of the Business Combination. We began to recognize expense for those awards upon the Closing of the Business Combination. In addition to stock-based compensation, the increase was primarily driven by increased personnel costs of $9.6 million due to investments made to scale up our back-office support and executive functions and personnel costs with regards to our CEO transition, recruiting expense of $2.9 million, increased consulting and professional services of $6.3 million and other general and administrative costs incremental to being a publicly traded company of $1.8 million.

Loss from operations

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
Loss from operations	$(90,433)	$(47,580)	$(42,853)	90.1%
Percentage of revenue	(312.3)%	(232.5)%

Loss from operations increased by $42.9 million, or 90.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily a result of increases in operating expenses of $58.1 million offset by an increase in gross profit of $15.3 million. The increase in gross profit was primarily due to higher volume sales and lower cost of product revenue.

Net loss

	Six months ended June 30,
(in thousands)	2021	2020	Change	% Change
Net loss	$(3,632)	$(47,595)	$43,963	(92.4)%
Percentage of revenue	(12.5)%	(232.6)%

Net loss decreased by $44.0 million, or 92.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily a result of an increase in the operating loss of $42.9 million, offset by the gain for the change in the fair value of the warrant liabilities $87.6 million. The warrant liabilities were recorded as part of the business combination and therefore did not exist in the prior year.

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

Our cash and cash equivalents and investment in marketable securities balance as of June 30, 2021 was $509.5 million, including $4.0 million of restricted cash. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

The Company has restricted cash of $4.0 million as of June 30, 2021 to secure a letter of credit for one of the Company’s leases. The Company expects to have a letter of credit as security deposit for the duration of the lease.

Cash flows

Comparison of the period for the six months ended June 30, 2021 and June 30, 2020

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and June 30, 2020:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(99,929)	$(39,406)
Net cash used in investing activities	(492,343)	(1,908)
Net cash provided by financing activities	555,671	24,740
Net decrease in cash, cash equivalents and restricted cash	$(36,601)	$(16,574)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities such as the Business Combination will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities increased by $60.5 million, or 153.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in net cash used in operating activities was due to a $18.1 million increase in inventory resulting from increased purchases largely stemming from our minimum purchase commitments, a $6.9 million increase in prepaid expenses and other assets to be used in operations, as well as a $11.7 million decrease in accounts payable and accrued expenses due to the timing of expenses and payments and a $64.8 million decrease in adjustments to reconcile net loss partially offset by a $44.0 million decrease in net losses.

Net cash used in investing activities

Net cash used in investing activities increased by $490.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to the investment activity for the funds received from the Business Combination.

Net cash provided by financing activities

For the six months ended June 30, 2021, net cash provided by financing activities increased by $530.9 million compared to the six months ended June 30, 2020. The increase was primarily due to net proceeds from the Business Combination of $547.8 million. Additionally, the proceeds from the exercise of stock options increased by $11.5 million which was partially offset by a $4.4 million loan repayment under the Paycheck Protection Program and the non-recurrence of $20.2 million of proceeds from the issuance of convertible debt in fiscal 2020.

Contractual Obligations

As of June 30, 2021, our contractual obligations were as follows:

(in thousands)	Total	< 1 year	1-3 Years	3-5 Years	> 5 years
Operating leases	$43,163	$1,612	$7,508	$9,345	$24,698
Purchase obligations (1)	142,801	53,040	89,761	—	—
Total contractual obligations	$185,964	$54,652	$97,269	$9,345	$24,698
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

Except as described in Note 2 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted” and “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued but Not Yet Adopted” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Emerging Growth Company

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained in this report may be different than the information you receive from other public companies.

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

However, based on the market value of the Company's common stock held by non-affiliates as of June 30, 2021, the Company expects to become a large-accelerated filer and thus cease to be an emerging growth company on December 31, 2021. At that time, the Company will be required to adopt new or revised accounting standards as required by public companies, including those standards which the Company had previously deferred pursuant to the JOBS Act. Additionally, the Company will no longer be able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of June 30, 2021. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits and equity interests in mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s material weakness as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 12, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

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

We are continually working to remediate the identified material weakness in internal control over financial reporting and execute on our plan to remediate the material weakness. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and improving the communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls; however we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On December 14, 2020, Nidhish Nair, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Nair v. Longview Acquisition Corp., against Longview and the members of its board directors, or the Nair Complaint. On December 16, 2020, Eric Lau, a purported stockholder of Longview, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Lau v. Longview Acquisition Corp., against Longview, the members of its board of directors, and Legacy Butterfly, or the Lau Complaint. The Nair Complaint and the Lau Complaint, which we refer to collectively as the Complaints, asserted a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against Longview in connection with the Business Combination between Longview and Legacy Butterfly. The Lau Complaint also asserted an aiding and abetting claim against Legacy Butterfly. The Complaints alleged, among other things, that (i) defendants engaged in an unfair sales process and agreed to inadequate consideration in connection with the Business Combination, and (ii) that the Registration Statement on Form S-4 filed with the SEC on November 27, 2020 in connection with the Business Combination was materially misleading. The Complaints sought, among other things, to enjoin the Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses. The Nair Complaint was voluntarily dismissed on February 21, 2021, and the Lau Complaint was voluntarily dismissed on March 2, 2021. During the second quarter of 2021, the Company paid an insignificant amount to resolve plaintiffs’ request for an attorney fee award.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 29, 2021, as amended on May 12, 2021 (the “2020 Annual Report on Form 10-K). There have been no material changes to the risk factors described in the 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Employment Agreement between Butterfly Network, Inc. and Todd M. Fruchterman, M.D., Ph.D.		Form 8-K (Exhibit 10.1)	7/22/2021	001-39292
10.2+	Offer of Employment Letter, dated as of April 6, 2021, by and between Butterfly Network, Inc. and Timothy Trodden.	X
10.3+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	X
10.4+	Executive Severance Plan.		Form S-1/A (Exhibit 10.21)	5/12/21	333-254836
10.5+	Separation Agreement, dated as of July 28, 2021, by and between Butterfly Network, Inc. and David Perri.	X
10.6	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.		Form 8-K (Exhibit 10.1)	5/28/21	001-39292
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
*

The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Butterfly Network, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: August 9, 2021	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Stephanie Fielding
Stephanie Fielding
Chief Financial Officer