Form 10-Q
period 2021-09-30
Butterfly Network, Inc.
filed 2021-11-15
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the registrant had 170,830,161 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

		Page

	Cautionary Statement Regarding Forward-Looking Statements	2

Part I	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II	Other Information	39

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		44

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future;
●	our financial performance; or
●	the potential impacts of the COVID-19 pandemic on our business operations or financial condition.

These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions relating, among other things, to:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$153,326	$60,206
Marketable securities	315,099	—
Accounts receivable, net	9,538	5,752
Inventories	23,820	25,805
Current portion of vendor advances	24,975	2,571
Prepaid expenses and other current assets	16,753	2,998
Total current assets	$543,511	$97,332
Property and equipment, net	9,368	6,870
Non-current portion of vendor advances	20,601	37,390
Other non-current assets	6,838	5,599
Total assets	$580,318	$147,191
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,017	$16,400
Deferred revenue, current	12,015	8,443
Accrued purchase commitments, current	5,329	22,890
Accrued expenses and other current liabilities	22,809	21,962
Total current liabilities	$45,170	$69,695
Deferred revenue, non-current	4,878	2,790
Convertible debt	—	49,528
Loan payable	—	4,366
Warrant liabilities	56,796	—
Accrued purchase commitments, non-current	14,200	19,660
Other non-current liabilities	8,013	2,146
Total liabilities	$129,057	$148,185
Commitments and contingencies (Note 16)
Convertible preferred stock:
Convertible preferred stock (Series A, B, C and D) $.0001 par value with an aggregate liquidation preference of $0 and $383,829 at September 30, 2021 and December 31, 2020, respectively; 0 and 107,197,118 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	360,937
Stockholders’ equity (deficit):
Class A common stock $.0001 par value; 600,000,000 and 116,289,600 shares authorized at September 30, 2021 and December 31, 2020, respectively; 170,573,310 and 6,593,291 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	17	1
Class B common stock $.0001 par value; 27,000,000 and 26,946,089 shares authorized at September 30, 2021 and December 31, 2020, respectively; 26,426,937 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	863,240	32,874
Accumulated deficit	(411,999)	(394,806)
Total stockholders’ equity (deficit)	$451,261	$(361,931)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$580,318	$147,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$10,848	$8,621	$33,455	$25,820
Subscription	3,773	1,514	10,123	4,777
Total revenue	$14,621	$10,135	$43,578	$30,597
Cost of revenue:
Loss on product purchase commitments	11,623	63,993	11,623	63,993
Product	7,584	14,619	21,090	35,266
Subscription	536	774	1,351	1,260
Total cost of revenue	$19,743	$79,386	$34,064	$100,519
Gross profit	$(5,122)	$(69,251)	$9,514	$(69,922)
Operating expenses:
Research and development	$21,654	$11,971	54,459	36,427
Sales and marketing	14,203	5,538	34,550	17,408
General and administrative	16,008	5,068	67,928	15,651
Total operating expenses	51,865	22,577	156,937	69,486
Loss from operations	$(56,987)	$(91,828)	$(147,423)	$(139,408)
Interest income	$893	$16	1,739	238
Interest expense	—	(300)	(645)	(418)
Change in fair value of warrant liabilities	42,958	—	130,528	—
Other income (expense), net	(428)	(84)	(1,320)	(183)
Loss before provision for income taxes	$(13,564)	$(92,196)	$(17,121)	$(139,771)
Provision for income taxes	(3)	12	72	32
Net loss and comprehensive loss	$(13,561)	$(92,208)	$(17,193)	$(139,803)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.07)	$(15.20)	$(0.10)	$(23.20)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	196,095,192	6,066,117	165,656,408	6,026,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2020

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
June 30, 2020	107,197,118	$360,937	6,045,858	$1	—	$—	$25,393	$(279,656)	$(254,262)
Net loss	—	—	—	—	—	—	—	(92,208)	(92,208)
Common stock issued upon exercise of stock options	—	—	44,602	—	—	—	167	—	167
Stock-based compensation expense	—	—	—	—	—	—	2,409	—	2,409
September 30, 2020	107,197,118	$360,937	6,090,460	$1	—	$—	$27,969	$(371,864)	$(343,894)

Nine months ended September 30, 2020

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2019	107,197,118	$360,937	5,939,950	$1	—	$—	$19,782	$(232,061)	$(212,278)
Net loss	—	—	—	—	—	—	—	(139,803)	(139,803)
Common stock issued upon exercise of stock options	—	—	150,510	—	—	—	391	—	391
Stock-based compensation expense	—	—	—	—	—	—	7,796	—	7,796
September 30, 2020	107,197,118	$360,937	6,090,460	$1	—	$—	$27,969	$(371,864)	$(343,894)

Three months ended September 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
June 30, 2021	—	$—	167,477,126	$17	26,426,937	$3	$844,770	$(398,438)	$446,352
Net loss	—	—	—	—	—	—	—	(13,561)	(13,561)
Common stock issued upon exercise of stock options and warrants	—	—	2,966,397	—	—	—	7,634	—	7,634
Common stock issued upon vesting of restricted stock units	—	—	129,787	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	10,836	—	10,836
September 30, 2021	—	$—	170,573,310	$17	26,426,937	$3	$863,240	$(411,999)	$451,261

Nine months ended September 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(17,193)	(17,193)
Common stock issued upon exercise of stock options and warrants	—	—	8,268,869	1	—	—	19,322	—	19,323
Common stock issued upon vesting of restricted stock units	—	—	597,021	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	38,921	—	38,921
September 30, 2021	—	$—	170,573,310	$17	26,426,937	$3	$863,240	$(411,999)	$451,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,193)	$(139,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,420	904
Non-cash interest expense on convertible debt	389	418
Write-down of inventories	582	6,923
Stock-based compensation expense	38,769	7,727
Change in fair value of warrant liabilities	(130,528)	—
Other	665	731
Changes in operating assets and liabilities:
Accounts receivable	(3,674)	(1,475)
Inventories	1,432	(12,426)
Prepaid expenses and other assets	(8,896)	(340)
Vendor advances	(5,615)	5,003
Accounts payable	(11,276)	3,236
Deferred revenue	5,660	2,662
Accrued purchase commitments	(23,021)	63,376
Accrued expenses and other liabilities	4,876	1,987
Net cash used in operating activities	$(146,410)	$(61,077)

Cash flows from investing activities:
Purchases of marketable securities	(1,018,095)	—
Sales of marketable securities	702,152	—
Purchases of property and equipment	(3,826)	(2,597)
Net cash used in investing activities	$(319,769)	$(2,597)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	19,314	391
Net proceeds from equity infusion from the Business Combination	548,403	—
Proceeds from loan payable	—	4,317
Proceeds from issuance of convertible debt	—	20,650
Payment of loan payable	(4,366)	—
Payments of debt issuance costs	(52)	—
Net cash provided by financing activities	$563,299	$25,358
Net (decrease) increase in cash, cash equivalents and restricted cash	$97,120	$(38,316)
Cash, cash equivalents and restricted cash, beginning of period	60,206	90,002
Cash, cash equivalents and restricted cash, end of period	$157,326	$51,686

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$153,326	$51,686
Restricted cash	4,000	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$157,326	$51,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Butterfly Network, Inc., formerly known as Longview Acquisition Corp. (the “Company” or “Butterfly”), was incorporated in Delaware on February 4, 2020. The Company’s legal name became Butterfly Network, Inc. following the closing of the business combination discussed in Note 3 “Business Combination”. The prior period financial information represents the financial results and condition of BFLY Operations, Inc.

The Company is an innovative digital health business whose mission is to democratize healthcare by making medical imaging accessible to everyone around the world. Butterfly’s solution uses a unique combination of software and hardware technology to enable medical imaging to drive more clinical insight at patient point-of-care. The hardware platform works alongside cloud-based software that is intended to make the product easy to use, integrate with the clinical workflow and be accessible on a user’s smartphone, tablet and/or healthcare enterprise systems.

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

The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company reclassified the loss on product purchase commitments that was recorded within cost of product revenue on the condensed consolidated statement of operations and comprehensive loss to be presented separately.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2021, or any other period.

Except as described elsewhere in this Note 2, including under the heading “Recent Accounting Pronouncements Adopted”, and Note 3 “Business Combination”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2020 and 2019.

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

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19, the actions to contain it or address its impact and the economic impact on local, regional, national and international markets. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in its condensed consolidated financial statements.

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. At September 30, 2021, substantially all of the Company’s marketable securities were invested in mutual funds with one financial institution. At September 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

As of September 30, 2021 and December 31, 2020, no customer accounts for more than 10% of the Company’s accounts receivable. For the three and nine months ended September 30, 2021 and 2020, no customer accounts for more than 10% of the total revenues.

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

Investments in Marketable Securities

The Company’s investments in marketable securities are ownership interests in fixed income mutual funds. The equity securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets.  For the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.2 million, respectively, of unrealized losses that relate to equity securities still held as of September 30, 2021.

Restricted Cash

Restricted cash includes deposits in financial institutions used to secure a lease agreement. The Company classified the amounts within other non-current assets as the deposits are used to secure a long-term lease. The amount shown as restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statement of cash flows.

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

Recent Accounting Pronouncements Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As a result, eligible implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized as prepaid expenses and other current assets on the balance sheet, recognized on a straight-line basis over its life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The Company prospectively adopted such guidance on January 1, 2021 and there was no material effect of adoption on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

Recent Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by the FASB, entities that have not yet issued or made available for issuance their financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance was effective for annual reporting periods beginning January 1, 2019, including interim periods within that annual reporting period. For other entities, this guidance is effective for the annual reporting period beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. This will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The impact of the Company's adoption of Topic 842 to the condensed consolidated financial statements will be to recognize the operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in an increase in the assets and liabilities recorded on the balance sheet. The Company is continuing its assessment, which may identify additional impacts Topic 842 will have on the condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. For public entities, this guidance was effective for annual reporting periods beginning January 1, 2020, including interim periods within that annual reporting period. For other entities, this guidance is effective for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact the adoption of this pronouncement will have on the Company’s condensed consolidated financial statements and disclosures.

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

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of their revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the three and nine months ended September 30, 2021 and 2020:

	Pattern of	Three months ended September 30,		Nine months ended September 30,
	Recognition	2021	2020	2021	2020
By Product Type:
Devices and accessories	Point-in-time	$10,848	$8,621	$33,455	$25,820
Subscription services and other services	Over time	3,773	1,514	10,123	4,777
Total revenue		$14,621	$10,135	$43,578	$30,597
By Geographical Market:
United States		$10,220	$7,453	$30,320	$22,021
International		4,401	2,682	13,258	8,576
Total revenue		$14,621	$10,135	$43,578	$30,597

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

The following table provides information about receivables and deferred revenue from contracts with customers (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$9,538	$5,752
Deferred revenue, current	12,015	8,443
Deferred revenue, non-current	4,878	2,790

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for all product and service sales. The allowance for doubtful accounts was $0.4 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.

The amount of revenue recognized during the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $4.3 million and $0.9 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $7.2 million and $2.8 million, respectively.

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. The amount of costs capitalized during the three and nine months ended September 30, 2021 and 2020 was not significant.

Transaction Price Allocated to Remaining Performance Obligations

On September 30, 2021, the Company had $21.8 million of remaining performance obligations. The Company expects to recognize 60% of its remaining performance obligations as revenue in the next twelve months, and an additional 40%  thereafter.

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

There were no transfers between fair value measurement levels during the periods ended September 30, 2021 and December 31, 2020.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2021:
Marketable securities:
Mutual funds	$315,099	$315,099	$—	$—
Total assets at fair value on a recurring basis	$315,099	$315,099	$—	$—

Warrants:
Public Warrants	$37,949	$37,949	$—	$—
Private Warrants	18,847	—	18,847	—
Total liabilities at fair value on a recurring basis	$56,796	$37,949	$18,847	$—

The Company did not have any assets or liabilities similar to those above requiring fair value measurement at December 31, 2020.

Note 6. Inventories

A summary of inventories is as follows at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$8,269	7,688
Work-in-progress	1,146	865
Finished goods	14,405	17,252
Total inventories	$23,820	$25,805

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and nine months ended September 30, 2021, net realizable value inventory adjustments and excess and obsolete inventory charges were $0.6 million and $0.6 million, respectively, and were recognized in product cost of revenues. During fiscal 2021, the Company utilized $35.0 million of the accrued purchase commitment liability to reduce the value of inventory purchased under its minimum commitment in the supply arrangement. This is disclosed in Note 16 “Commitments and Contingencies”. For the three and nine months ended September 30, 2020, net realizable value inventory adjustments and excess and obsolete inventory charges were $6.3 million and $6.9 million, respectively, and were recognized in product cost of revenues.

Note 7. Non-Current Assets

The Company’s property and equipment, net consists of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Property and equipment, gross	$14,160	$10,268
Less: accumulated depreciation and amortization	(4,792)	(3,398)
Property and equipment, net	$9,368	$6,870

Other non-current assets consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Security deposits	$1,883	$1,888
Restricted cash	4,000	—
Deferred offering costs	—	3,711
Other long-term assets	955	—
Total other non-current assets	$6,838	$5,599

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Employee compensation	$12,942	$5,968
Customer deposits	1,174	1,177
Accrued warranty liability	303	646
Non-income tax	2,341	3,695
Professional fees	2,920	5,432
Vendor settlements	—	2,975
Other	3,129	2,069
Total accrued expenses and other current liabilities	$22,809	$21,962

Warranty expense activity for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,161	$1,524	$1,826	$876
Warranty provision charged to operations	123	526	(103)	2,037
Warranty claims	(168)	(342)	(607)	(1,205)
Balance, end of period	$1,116	$1,708	$1,116	$1,708

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
			107,197,118

Prior to the completion of the Business Combination there were no significant changes to the terms of the Convertible Preferred Stock. Upon the Closing of the Business Combination, the Convertible Preferred stock converted into the right to receive Class A and Class B common stock based on the Business Combination’s conversion ratio of 1.0383 of the Company’s shares for each Legacy Butterfly share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of Closing.  There are no shares of Convertible Preferred Stock outstanding as of September 30, 2021.

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

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2021:

Number of
Options
Outstanding at December 31, 2020	26,708,329
Granted	7,436,366
Exercised	(8,283,862)
Forfeited	(8,690,193)
Outstanding at September 30, 2021	17,170,640

Each award will vest based on continued service which is generally over 3-4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

On January 23, 2021, the former Chief Executive Officer and member of the Board of Directors of Legacy Butterfly resigned from his position as Chief Executive Officer. Pursuant to the separation agreement between the former Chief Executive Officer and Legacy Butterfly, the former officer received equity-based compensation. The equity compensation includes the acceleration of vesting of the officer’s service-based options. The acceleration of 1.6 million options was pursuant to the original option award agreement. The Company recognized $2.6 million of expense related to the acceleration of this option award during the nine months ended September 30, 2021. No expense related to the acceleration of this option award was recognized during the three months ended September 30, 2021.

Restricted stock unit (“RSU”) activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the nine months ended September 30, 2021:

Number of
RSUs
Outstanding at December 31, 2020	1,894,897
Granted	3,274,079
Vested	(597,021)
Forfeited	(128,650)
Outstanding at September 30, 2021	4,443,305

Included in the table above are service-based restricted stock units. During the nine months ended September 30, 2021, the Company granted 2.2 million service-based awards. Each award will vest based on continued service which is generally over 3-4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

Included in the table above are performance-based restricted stock units that include certain service conditions in the award. In January 2021, the Company granted 1.0 million restricted stock units to certain executives. In 2020, the Company granted 1.9 million restricted stock units to certain employees and consultants, including a grant of 1.0 million restricted stock units to the Chairman of the Board and significant shareholder of Butterfly.  The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based condition is satisfied upon the occurrence of a business combination event as defined in the award agreement. The achievement of the performance condition was deemed satisfied in the first quarter of 2021, when the completion of the Business Combination occurred.

The fair value of performance-based restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.  For each award, the Company recognizes the expense over the requisite service period as defined in the award agreement. During the nine months ended September 30, 2021, the Company recognized the full grant date fair value of the awards granted to the Chairman of the Board and one other consultant as service to the Company was no longer required since the Business Combination closed in the first quarter of 2021. No expense for these awards was recognized during the three months ended September 30, 2021. For the remaining awards, continued service is still required for the awards to continue to vest per the award agreements.

In the third quarter of 2021 and excluded from the table above, the Company approved 0.1 million performance-based restricted stock units for certain executives. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are objective and subjective performance metrics defined in the award agreement. Each award agreement provides that the Compensation Committee of the Board of Directors (the “Compensation Committee”) has discretion over the number of shares that will vest pursuant to the performance metrics. During the first quarter of the year ending December 31, 2023, the Compensation Committee will certify the number of shares vested under the performance-based restricted stock unit awards. The Company concluded a grant date has not occurred and that the service inception date precedes the grant date. For awards that management estimates will vest, the expense is recognized using the accelerated attribution method over the requisite service period as defined in the award agreement. The fair value of these awards is remeasured at the close of each reporting period until a grant date occurs.  An insignificant amount of expense for these awards was recognized during the three and nine months ended September 30, 2021.

The Company’s total stock-based compensation expense for all stock option and restricted stock unit awards for the periods presented was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenue – subscription	$6	$2	$9	$12
Research and development	3,552	955	6,502	3,391
Sales and marketing	2,484	456	6,243	1,482
General and administrative	4,692	966	26,015	2,842
Total stock-based compensation expense	$10,734	$2,379	$38,769	$7,727

Note 11. Net Loss Per Share

We compute net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of each class of the Company’s common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of the Company’s common stock, including those presented in the table below, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of the Company’s common stock outstanding would have been anti-dilutive. Since the Company was in a net loss position for all periods presented, the basic earnings per share (“EPS”) calculation excludes preferred stock as it does not participate in net losses of the Company.

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended September 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(11,733)	$(1,828)	$(13,561)
Numerator for basic and diluted EPS – loss available to common stockholders	$(11,733)	$(1,828)	$(13,561)
Denominator:
Weighted-average common shares outstanding	169,668,255	26,426,937	196,095,192
Denominator for basic and diluted EPS – weighted-average common stock	169,668,255	26,426,937	196,095,192
Basic and diluted loss per share	$(0.07)	$(0.07)	$(0.07)

Three months ended September 30, 2020
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(92,208)	$—	$(92,208)
Numerator for basic and diluted EPS – loss available to common stockholders	$(92,208)	$—	$(92,208)
Denominator:
Weighted-average common shares outstanding	6,066,117	—	6,066,117
Denominator for basic and diluted EPS – weighted-average common stock	6,066,117	—	6,066,117
Basic and diluted loss per share	$(15.20)	$—	$(15.20)

Nine months ended September 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(14,872)	$(2,321)	$(17,193)
Numerator for basic and diluted EPS – loss available to common stockholders	$(14,872)	$(2,321)	$(17,193)
Denominator:
Weighted-average common shares outstanding	143,295,154	22,361,254	165,656,408
Denominator for basic and diluted EPS – weighted-average common stock	143,295,154	22,361,254	165,656,408
Basic and diluted loss per share	$(0.10)	$(0.10)	$(0.10)

Nine months ended September 30, 2020
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(139,803)	$—	$(139,803)
Numerator for basic and diluted EPS – loss available to common stockholders	$(139,803)	$—	$(139,803)
Denominator:
Weighted-average common shares outstanding	6,026,658	—	6,026,658
Denominator for basic and diluted EPS – weighted-average common stock	6,026,658	—	6,026,658
Basic and diluted loss per share	$(23.20)	$—	$(23.20)

For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Certificate of Incorporation. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

For the periods presented, anti-dilutive common equivalent shares were as follows:

	September 30,
	2021	2020
Outstanding options to purchase common stock	17,170,640	25,280,487
Outstanding restricted stock units	3,932,587	—
Outstanding warrants	20,652,937	—
Outstanding convertible preferred stock (Series A through D)	—	107,197,118
Total anti-dilutive common equivalent shares	41,756,164	132,477,605

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

A summary of related-party transactions and balances with 4Catalyzer are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total incurred for operating expenses	$18	$1,198	$559	$4,265

	September 30,	December 31,
	2021	2020
Due from related parties	$—	$38
Due to related parties	29	154

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

Pursuant to the terms of the debt, at the Effective Time of the Merger discussed in Note 3 “Business Combination”, the convertible debt was automatically cancelled and converted into the right to receive shares of the Company’s Class A common stock. The debt was converted with $49.9 million, the net carrying value of the debt as of the Closing of the Business Combination, in stockholders’ equity with a corresponding decrease to the convertible debt for the principal, accrued interest and unamortized debt issuance costs in the condensed consolidated balance sheet.

The Company recorded interest expense and amortization expense for the issuance costs of $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The Company recorded interest expense and amortization expense for the issuance costs of $0.0 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively.

Note 15. Warrants

Public Warrants

The Company issued Public Warrants and Private Warrants in connection with its IPO. As of September 30, 2021, there were an aggregate of 13,799,604 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. During the three and nine months ended September 30, 2021, the amount of exercises of Public Warrants was not significant. The amount reclassified into equity upon the exercise of the Public Warrants was not significant.   Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation.

Redemptions

At any time while the warrants are exercisable, Butterfly may redeem not less than all of the outstanding Public Warrants:

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder;

●	provided that the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date Butterfly sends the notice of redemption to the warrant holders; and
●	provided that there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period or Butterfly has elected to require the exercise of the warrants on a “cashless basis” (as described below).

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

Private Warrants

As of September 30, 2021, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to Butterfly’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to Butterfly’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrants should be classified as a liability.

The Company recognized a gain of $43.0 million and $130.5 million as a change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021, respectively.

Note 16. Commitments and Contingencies

Commitments

Operating leases:

The Company leases office space under operating leases. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense under operating leases was $0.9 million and $0.5 million in the three months ended September 30, 2021 and 2020, respectively. Rent expense under operating leases was $2.0 million and $1.3 million in the nine months ended September 30, 2021 and 2020, respectively. The Company had $7.2 million and $1.0 million of long-term deferred rent related to its operating leases as of September 30, 2021 and December 31, 2020, respectively. Long-term deferred rent is recorded in other non-current liabilities on the condensed consolidated balance sheet.

In May 2021, the Company entered into a lease arrangement for office space in Burlington, MA which expires in September 2032 and includes approximately $27.3 million of legally binding minimum lease payments. As stated in the agreement, the Company and the landlord agreed to a payment schedule that includes escalating rent payments beginning on the lease commencement date. The lease contains a tenant improvement allowance of $5.2 million, which is recognized as a reduction of minimum lease payments and recognized on a straight-line basis over the term of the lease. The lease also includes termination and renewal options to be exercised at the discretion of the Company. These options are not reflected in the lease term as it is not reasonably assured that they will be exercised.  The Company gained access to the office space and began recognizing rent expense for the lease in the third quarter of 2021. Rent expense for the lease was $0.3 million in the three and nine months ended September 30, 2021.

In the second quarter of 2021, the Company delivered a $4.0 million letter of credit for the Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the condensed consolidated balance sheets.

The following is a schedule of future minimum rental payments under non-cancelable operating leases with initial terms in excess of one year (in thousands):

Years ending December 31:
Remainder of 2021	$298
2022	2,453
2023	3,832
2024	4,528
2025	4,672
Thereafter	27,081
Total future minimum rental payments	$42,864

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business. These commitments are generally non-cancellable and are based on sales forecasts. These agreements range from one to five-year periods and may contain fixed or minimum annual commitments, subject to certain provisions that allow the Company to renegotiate the commitment. The aggregate amount of minimum inventory purchase commitments as of September 30, 2021 was $129.5 million.

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

During the three and nine months ended September 30, 2021, the Company recognized a net loss and additional accrued liability for the vendor purchase commitment of $11.6 million. During the three and nine months ended September 30, 2021, the Company utilized $35.0 million of the accrued purchase commitment liability to reduce the value of inventory purchased under its minimum commitment in the supply arrangement. During the three and nine months ended September 30, 2020, the Company recognized a net loss on the vendor purchase commitment of $56.4 million, as an estimate of future excess inventory from its supply arrangement.

The Company applied the guidance in Topic 330, Inventory, to assess the purchase commitment and related loss. The Company considered a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points included Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in the Company’s assessment, and therefore the loss may change in the future.

As of September 30, 2021, the Company has a prepaid advance of $36.4 million, net of write-downs and an accrual of $19.5 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the periods ended September 30, 2021 and December 31, 2020.

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

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, customers and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on March 29, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Butterfly Network, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of Butterfly Network, Inc. and its wholly-owned subsidiaries.

Overview

We are an innovative digital health business whose mission is to democratize healthcare by making medical imaging accessible to everyone around the world. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution uses a unique combination of software and hardware enabling medical imaging to drive more clinical insight at patient point-of-care. With this technology, Butterfly created the only ultrasound transducer that can perform “whole-body imaging” in a single handheld probe using semiconductor technology. After launching our first-generation Butterfly iQ hardware product in 2019, in 2020 we launched and commercialized the second-generation product, the Butterfly iQ+.  Our proprietary software and artificial intelligence (“AI”) solution are intended to make the product easy to use, integrated with the clinical workflow and accessible on a user’s smartphone or tablet, as well as healthcare enterprise systems. Our portable, usable, accessible and affordable handheld solution is protected by a robust intellectual property portfolio with more than 800 patents granted or pending.

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

The COVID-19 pandemic and its economic impact have caused financial strain on our customer base due to decreased funding and other revenue shortfalls. With the recent Delta variant wave of infections, we have seen our customer base become further strained in solving immediate problems associated with the variant. As a result, some of our customers have had to shift their attention to these pressing issues, resulting in decreased sales volume.

In addition, the issues originally brought on by COVID-19 continue to have an ongoing adverse impact on global supply chains, including ours. We have experienced constraints in availability, increasing lead times and costs required to obtain some inventory components. We are actively implementing new operating efficiencies in our supply chain processes to help offset the cost increases in component parts for our device.

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

We continue to closely monitor the developments of COVID-19 for any material impact on our business. Given the uncertainty and potential economic volatility of the impact of the COVID-19 pandemic, the recent developments we have experienced may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Business Combination

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

Recent Developments

In October 2021 we launched Butterfly iQ+ Vet, a second-generation device with sharper imaging, a new procedural guidance tool and hardware improvements that make the solution more powerful, versatile and easy-to-use for veterinarians in a variety of care settings.

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions.

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

Units fulfilled increased by 1,609, or 40.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increased sales from our veterinary, distributor and direct sales force revenue channels. The increased sales in these channels were offset by slowing sales in our e-commerce revenue channel.

Subscription Mix

We define subscription mix as a percentage of our total revenue recognized in a reporting period that is subscription-based, consisting primarily of our software as a service (“SaaS”) offering. We view subscription mix as a key indicator of the profitability of our business, and thus we believe that this metric is useful to investors. Because the costs and associated expenses to deliver our subscription offerings are lower as a percentage of sales than the costs of sales of our products, we believe a shift towards subscription will result in an improvement in profitability and margin expansion.

Subscription mix increased by 10.9 percentage points, to 25.8% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due to an increased volume of units fulfilled and increases in subscription renewals, as well as the timing of revenue recognition for our SaaS and other subscription contracts and the timing of units fulfilled. Revenue from such contracts is deferred and recognized over the service period.

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

Adjusted Gross Profit and Adjusted Gross Margin

We calculate Adjusted Gross Profit as gross profit adjusted to exclude depreciation and amortization, non-recurring changes to our warranty liability, non-recurring losses on purchase commitments and non-recurring inventory write-downs. We calculate Adjusted Gross Margin as gross margin adjusted to exclude depreciation and amortization, non-recurring changes to our warranty liability, non-recurring losses on purchase commitments and non-recurring inventory write-downs.

Our changes in the warranty liability are excluded from gross profit and gross margin when they are outside the normal course of operations for our business. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs.

We also exclude from gross profit and gross margin non-recurring losses on purchase commitments and non-recurring inventory write-downs when they are outside the normal course of business and in the period the expenses are incurred. The non-recurring losses on purchase commitments relate to inventory supply agreements where the expected losses exceed the benefit of the contracts, and the non-recurring inventory write-down adjustments are for excess and obsolete inventory resulting from a shift in product lines.

The following table reconciles Adjusted Gross Profit to gross profit and Adjusted Gross Margin to gross margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$14,621	$10,135	$43,578	$30,597
Cost of revenue	19,743	79,386	34,064	100,519
Gross profit	$(5,122)	$(69,251)	$9,514	$(69,922)

Gross margin	(35.0)%	(683.3)%	21.8%	(228.5)%

Add:
Depreciation and amortization	131	23	291	69
Warranty liability policy change	—	—	(560)	—
Loss on purchase commitments	11,623	63,993	11,623	63,993
Inventory write-downs	582	2,570	582	2,570
Adjusted gross profit	$7,214	$(2,665)	$21,450	$(3,290)

Adjusted gross margin	49.3%	(26.3)%	49.2%	(10.8)%

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, changes in the fair value of warrant liabilities, other expense, net, provision for income taxes, stock-based compensation, depreciation and amortization and other non-recurring items. The other non-recurring items include costs related to our executive transition, adjustments for the warranty liability policy changes, discretionary transaction bonuses, non-recurring losses on purchase commitments, non-recurring inventory write-downs and other fees incurred with the close of the Business Combination.

Our non-recurring discretionary bonuses are excluded from Adjusted EBITDA when they are outside the normal course of operations for our business and were given at the discretion of management due to the completion of the Business Combination. The non-recurring costs related to the executive transition include one-time severance and bonus payments and the recruiting expenses for our current CEO. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs. The non-recurring losses on purchase commitments relate to inventory supply agreements where the expected losses exceed the benefit of the contracts and the non-recurring inventory write-down adjustments are for excess and obsolete inventory resulting from a shift in product lines.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(13,561)	$(92,208)	$(17,193)	$(139,803)
Interest income	(893)	(16)	(1,739)	(238)
Interest expense	—	300	645	418
Change in fair value of warrant liabilities	(42,958)	—	(130,528)	—
Other expense, net	428	84	1,320	183
Provision for income taxes	(3)	12	72	32
Stock based compensation	10,734	2,382	38,769	7,727
Depreciation and amortization	505	311	1,420	904
CEO transition costs	—	—	5,398	—
Warranty liability policy change	—	—	(560)	—
Transaction bonus	—	—	1,653	—
Loss on purchase commitments	11,623	63,993	11,623	63,993
Inventory write-downs	582	2,570	582	2,570
Adjusted EBITDA	$(33,543)	$(22,572)	$(88,538)	$(64,214)

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

From time to time, we may transition to higher prices for our product and services. The transition to higher prices may impact the timing and volume of sales and the related revenue. Partially as a result of a pricing adjustment in August 2021, we are seeing slowing sales in our ecommerce revenue channel.

Cost of revenue

Loss on product purchase commitments relates to inventory supply agreements where the expected losses exceed the benefit of the contracts. The Company considers a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in the Company’s assessment, and therefore the loss may change in the future.

Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and decrease as a percentage of revenues over time as we focus on operational efficiencies in our supply chain. Our vendors may from time to time increase prices of certain inventory components that could in the future offset the operational efficiencies in our supply chain.

Cost of subscription revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our mix shifts increasingly towards subscriptions. We plan to continue to invest additional resources into our products to expand and further develop our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future. We expect the cost of revenue to increase as a percentage of revenue in the near term due to the investments we are making, which will generally increase more rapidly than that of subscription revenue.

Research and development (R&D)

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expense, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our research and development expenses are related to developing new products and services and improving existing products and services, which we define as not having reached the point of commercialization, and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities. Prospectively, we expect R&D spending to increase in absolute dollars in the near term and then fluctuate over time due to the level and timing of our product development efforts.  R&D as a percentage of revenue will fluctuate given the level and timing of the product development efforts as well the amount of revenue recognized in a period.

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

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, patent and filing fees, facilities costs and outside services. Outside services consist of professional services, legal and other professional fees. We expect our general and administrative expenses to increase in absolute dollars in the foreseeable future. We anticipate general and administrative expenses as a percentage of revenues will fluctuate over time due to the timing and amount of these expenses.

Results of Operations

We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$10,848	74.2%	$8,621	85.1%	$33,455	76.8%	$25,820	84.4%
Subscription	3,773	25.8%	1,514	14.9%	10,123	23.2%	4,777	15.6%
Total revenue:	$14,621	100.0%	$10,135	100.0%	$43,578	100.0%	$30,597	100.0%
Cost of revenue:
Loss on product purchase commitments	11,623	79.5%	63,993	631.4%	11,623	26.7%	63,993	209.1%
Product	7,584	51.9%	14,619	144.2%	21,090	48.4%	35,266	115.3%
Subscription	536	3.7%	774	7.6%	1,351	3.1%	1,260	4.1%
Total cost of revenue:	$19,743	135.0%	$79,386	783.3%	$34,064	78.2%	$100,519	328.5%
Gross profit	$(5,122)	(35.0)%	$(69,251)	(683.3)%	$9,514	21.8%	$(69,922)	(228.5)%

Operating expenses:
Research and development	21,654	148.1%	11,971	118.1%	54,459	125.0%	36,427	119.1%
Sales and marketing	14,203	97.1%	5,538	54.6%	34,550	79.3%	17,408	56.9%
General and administrative	16,008	109.5%	5,068	50.0%	67,928	155.9%	15,651	51.2%
Total operating expenses	$51,865	354.7%	$22,577	222.8%	$156,937	360.1%	$69,486	227.1%

Loss from operations	$(56,987)	(389.8)%	$(91,828)	(906.0)%	$(147,423)	(338.3)%	$(139,408)	(455.6)%
Interest income	893	6.1%	16	0.2%	1,739	4.0%	238	0.8%
Interest expense	—	—%	(300)	(3.0)%	(645)	(1.5)%	(418)	(1.4)%
Change in fair value of warrant liabilities	42,958	293.8%	—	—%	130,528	299.5%	—	—%
Other income (expense), net	(428)	(2.9)%	(84)	(0.8)%	(1,320)	(3.0)%	(183)	(0.6)%

Loss before provision for income taxes	$(13,564)	(92.8)%	$(92,196)	(909.7)%	$(17,121)	(39.3)%	$(139,771)	(456.8)%

Provision for income taxes	(3)	(0.0)%	12	0.1%	72	0.2%	32	0.1%

Net loss	$(13,561)	(92.8)%	$(92,208)	(909.8)%	$(17,193)	(39.5)%	$(139,803)	(456.9)%

Comparison of the three months ended September 30, 2021 and 2020

Revenue

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$10,848	$8,621	$2,227	25.8%
Subscription	3,773	1,514	2,259	149.2%
Total revenue:	$14,621	$10,135	$4,486	44.3%

Total revenue increased by $4.5 million, or 44.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Product revenue increased by $2.2 million, or 25.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ+ probes sold, as a result of our increased investment in our sales and marketing efforts domestically and internationally.

Subscription revenue increased by $2.3 million, or 149.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices as well as the increase from subscription renewals year over year.

Cost of revenue

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Loss on product purchase commitments	$11,623	$63,993	$(52,370)	(81.8)%
Product	7,584	14,619	(7,035)	(48.1)%
Subscription	536	774	(238)	(30.7)%
Total cost of revenue	$19,743	$79,386	$(59,643)	(75.1)%
Percentage of revenue	135.0%	783.3%

Loss on product purchase commitments decreased by $52.4 million, or 81.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  The overall decrease is primarily due to a decrease in the purchase commitment loss related to a certain third-party vendor of $44.8 million. The decreased loss related to such vendor is due to the purchase commitment loss taken in the prior fiscal year as an estimate of future excess inventory and the additional purchase commitment loss recorded for the three months ended September 30, 2021. The additional loss was the result of changes to certain factors management considers when determining the existence and scope of a loss for the minimum purchase commitment. Additionally, the overall decrease is due to the non-recurrence of losses on other purchase commitments with other third-party vendors recorded in the prior year of $7.6 million.

Cost of product revenue decreased by $7.0 million, or 48.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was driven by the sale of our second generation product, the Butterfly IQ+, which is less costly to produce, in the quarter ended September 30, 2021 as opposed to the Butterfly IQ in the quarter ended September 30, 2020.  The overall decrease of product cost of revenue was primarily driven by decreases in product costs of $2.0 million and a decrease in net realizable value inventory adjustments and excess and obsolete inventory charges of $5.7 million. The decreases were partially offset by increases in component product costs related to global supply chain constraints of $0.5 million and other items that were not significant.

Cost of subscription revenue decreased by $0.2 million, or 30.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily driven by decreased payment processing fees partially offset by increased cloud hosting costs.

Research and development

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
Research and development	$21,654	$11,971	$9,683	80.9%
Percentage of revenue	148.1%	118.1%

Research and development expenses increased by $9.7 million, or 80.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by increases in personnel costs including stock-based compensation expense of $7.9 million and an increase in professional service fees of $1.1 million as we continue to invest in expanding our overall product development capabilities and resources.

Sales and marketing

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$14,203	$5,538	$8,665	156.5%
Percentage of revenue	97.1%	54.6%

Sales and marketing expenses increased by $8.7 million, or 156.5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by increases in personnel costs including stock-based compensation of $5.5 million, an increase in demand generation costs of $1.3 million due to investments made to promote sales growth and an increase in travel, an increase in overhead costs of $0.6 million and entertainment costs of $0.7 million primarily related to the Company’s annual sales conference.

General and administrative

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
General and administrative	$16,008	$5,068	$10,940	215.9%
Percentage of revenue	109.5%	50.0%

General and administrative expenses increased by $10.9 million, or 215.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by increases in personnel cost including stock-based compensation and benefits of $7.8 million associated with investments to scale up our back-office support and executive functions. In addition, the increase in general and administrative expenses is due to increased recruiting expense of $0.5 million to support our investments in personnel growth, increased professional service fees of $1.3 million and other general and administrative costs incremental to being a publicly traded company of $0.8 million.

Loss from operations

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
Loss from operations	$(56,987)	$(91,828)	$34,841	(37.9)%
Percentage of revenue	(389.8)%	(906.0)%

Loss from operations decreased by $34.8 million, or 37.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily a result of an increase in gross profit of $64.1 million partially offset by increases in operating expenses of $29.3 million. The increase in gross profit was due to higher volume of sales, lower cost of product revenue and lower losses on product purchase commitments.

Net loss

	Three months ended September 30,
(in thousands)	2021	2020	Change	% Change
Net loss	$(13,561)	$(92,208)	$78,647	(85.3)%
Percentage of revenue	(92.8)%	(909.8)%

Net loss decreased by $78.6 million, or 85.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease in the net loss was primarily a result of a decrease in the operating loss of $34.8 million and the gain for the change in the fair value of the warrant liabilities of $43.0 million. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$33,455	$25,820	$7,635	29.6%
Subscription	10,123	4,777	5,346	111.9%
Total revenue:	$43,578	$30,597	$12,981	42.4%

Total revenue increased by $13.0 million, or 42.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Product revenue increased by $7.6 million, or 29.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ+ probes sold, as a result of our increased investment in our sales and marketing efforts domestically and internationally. For the nine months ended September 30, 2020, revenue was positively impacted by COVID-19, as the Butterfly iQ was utilized in the monitoring of acute symptoms of COVID-19. We are unable to measure precisely the positive impact of COVID-19 on our revenue for the nine months ended September 30, 2020.

Subscription revenue increased by $5.3 million, or 111.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices as well as the increase from subscription renewals year over year.

Cost of revenue

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Loss on product purchase commitments	$11,623	$63,993	$(52,370)	(81.8)%
Product	21,090	35,266	(14,176)	(40.2)%
Subscription	1,351	1,260	91	7.2%
Total cost of revenue	$34,064	$100,519	$(66,455)	(66.1)%
Percentage of revenue	78.2%	328.5%

Loss on product purchase commitments decreased by $52.4 million, or 81.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  The overall decrease is primarily due to a decrease in the purchase commitment loss related to a certain third-party vendor of $44.8 million. The decreased loss related to such vendor is due to the purchase commitment loss taken in the prior fiscal year as an estimate of future excess inventory and the additional purchase commitment loss recorded for the nine months ended September 30, 2021. The additional loss was the result of changes to certain factors management considers when determining the existence and scope of a loss for the minimum purchase commitment.  Additionally, the overall decrease is due to the non-recurrence of losses on other purchase commitments with other third-party vendors recorded in the prior year of $7.6 million.

Cost of product revenue decreased by $14.2 million, or 40.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was driven by the sale of our second generation product, the Butterfly IQ+, which is less costly to produce in the period ended September 30, 2021 as opposed to the Butterfly IQ in the period ended September 30, 2020.  The overall decrease of product cost of revenue was primarily driven by decreases in product costs of $6.9 million, a decrease in warranty expense of $1.6 million and a decrease in net realizable value inventory adjustments and excess and obsolete inventory charges of $7.6 million. The decreases were partially offset by an increase in component product costs related to global supply chain constraints of $0.6 million, an increase in royalty fees due to increased sales of the Butterfly IQ+ of $0.6 million and an increase in payment processing fees of $0.6 million.

Cost of subscription revenue increased by $0.1 million, or 7.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by increased cloud hosting costs and amortization expense partially offset by decreased payment processing fees.

Research and development

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
Research and development	$54,459	$36,427	$18,032	49.5%
Percentage of revenue	125.0%	119.1%

Research and development expenses increased by $18.0 million, or 49.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by increases in personnel costs including stock-based compensation expense of $16.3 million and an increase in professional service fees of $1.5 million as we continue to invest in expanding our overall product development capabilities and resources.

Sales and marketing

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$34,550	$17,408	$17,142	98.5%
Percentage of revenue	79.3%	56.9%

Sales and marketing expenses increased by $17.1 million, or 98.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by an increase in personnel cost including stock-based compensation of $11.5 million, an increase in demand generation costs of $3.1 million due to investments made to promote sales growth, an increase in travel and entertainment costs of $0.7 million related to internal and external events and an increase in professional service fees of $0.8 million to support our sales and marketing efforts.

General and administrative

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
General and administrative	$67,928	$15,651	$52,277	334.0%
Percentage of revenue	155.9%	51.2%

General and administrative expenses increased by $52.3 million, or 334.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily due to an increase in stock-based compensation expense of $23.2 million due to the additional awards granted and the performance condition for certain restricted stock units being achieved upon the Closing of the Business Combination. In addition to stock-based compensation, the increase was primarily driven by increased personnel costs of $13.7 million due to investments made to scale up our back-office support and executive functions, certain costs with regards to our CEO transition, an increase in recruiting expense of $3.5 million, an increase in professional services of $7.7 million and an increase in other general and administrative costs incremental to being a publicly traded company of $2.4 million.

Loss from operations

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
Loss from operations	$(147,423)	$(139,408)	$(8,015)	5.7%
Percentage of revenue	(338.3)%	(455.6)%

Loss from operations increased by $8.0 million, or 5.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily a result of increases in operating expenses of $87.5 million partially offset by an increase in gross profit of $79.4 million. The increase in gross profit was primarily due to a higher volume of sales, lower cost of product revenue and lower losses on purchase commitments.

Net loss

	Nine months ended September 30,
(in thousands)	2021	2020	Change	% Change
Net loss	$(17,193)	$(139,803)	$122,610	(87.7)%
Percentage of revenue	(39.5)%	(456.9)%

Net loss decreased by $122.6 million, or 87.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease in net loss was primarily a result of the gain for the change in the fair value of the warrant liabilities of $130.5 million. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year. The gain was partially offset by the increased loss from operations of $8.0 million.

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

We expect to continue to incur losses from operations, as we continue to invest in research and development of our products and in sales and marketing efforts into expanding new markets and verticals.

We expect that the funds raised in connection with the Business Combination and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use the funds raised in connection with the Business Combination to scale our sales and marketing capabilities, develop new products and services and for working capital and general corporate purposes.

Our cash and cash equivalents and investments in marketable securities balance as of September 30, 2021 was $469.4 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

The Company has restricted cash of $4.0 million as of September 30, 2021 to secure a letter of credit for one of the Company’s leases. The Company expects to maintain the letter of credit as security deposit for the duration of the lease.

Cash flows

Comparison of the period for the nine months ended September 30, 2021 and September 30, 2020

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and September 30, 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(146,410)	$(61,077)
Net cash used in investing activities	(319,769)	(2,597)
Net cash provided by financing activities	563,299	25,358
Net (decrease) increase in cash, cash equivalents and restricted cash	$97,120	$(38,316)

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

Net cash used in operating activities increased by $85.3 million, or 139.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in net cash used in operating activities was due to a $86.4 million increase in accrued purchase commitments resulting from increased purchases of inventory components and purchase commitment losses recorded during the period. This increase was partially offset by a decrease of $13.9 million in inventories due to the costs of revenue recognized during the period. The increase in net cash used in operating activities was also due to an $8.6 million increase in prepaid expenses and other assets and a $10.6 million increase of vendor advances to be used in operations, as well as a $11.6 million increase in accounts payable and accrued expenses due to the timing of expenses and payments. Additionally, there was a $105.4 million increase in adjustments to reconcile net loss partially offset by a $122.6 million decrease in net losses.

Net cash used in investing activities

Net cash used in investing activities increased by $317.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the investment activity for the funds received from the Business Combination.

Net cash provided by financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities increased by $537.9 million compared to the nine months ended September 30, 2020. The increase was primarily due to net proceeds from the Business Combination of $547.8 million. Additionally, the proceeds from the exercise of stock options increased by $18.9 million which was partially offset by a $4.4 million loan repayment under the Paycheck Protection Program, the non-recurrence of $20.7 million of proceeds from the issuance of convertible debt in fiscal 2020 and $4.3 million of proceeds from the loan payable issued in fiscal 2020.

Contractual Obligations

As of September 30, 2021, our contractual obligations were as follows:

(in thousands)	Total	< 1 year	1-3 Years	3-5 Years	> 5 years
Operating leases	$42,864	$1,828	$8,139	$9,400	$23,497
Purchase obligations (1)	129,467	59,576	69,891	—	—
Total contractual obligations	$172,331	$61,404	$78,030	$9,400	$23,497
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

For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of September 30, 2021. Our cash, cash equivalents and marketable securities are comprised primarily of bank deposits, money market accounts and equity interests in mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s material weakness as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 12, 2021, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 29, 2021, as amended on May 12, 2021 (the “2020 Annual Report on Form 10-K”). There have been no material changes to the risk factors described in the 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Employment Agreement, dated as of July 20, 2021, by and between Butterfly Network, Inc. and Todd M. Fruchterman, M.D., Ph.D.		Form 8-K (Exhibit 10.1)	7/22/2021	001-39292
10.2+	Offer of Employment Letter, dated as of August 12, 2021, by and between Butterfly Network, Inc. and Troy Quander.	X
10.3+	Executive Severance Plan, as amended.	X
10.4+	Separation Agreement, dated as of July 28, 2021, by and between Butterfly Network, Inc. and David Perri.		Form 10-Q (Exhibit 10.5)	8/9/2021	001-39292
10.5+	Amended and Restated Nonemployee Director Compensation Policy.		Form 8-K (Exhibit 10.1)	9/10/2021	001-39292
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - The instance document does not appear	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
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

BUTTERFLY NETWORK, INC.

Date: November 15, 2021	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: November 15, 2021	By:	/s/ Stephanie Fielding
Stephanie Fielding
Chief Financial Officer