Form 10-K
period 2021-12-31
Butterfly Network, Inc.
filed 2022-02-28
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.1 billion.

As of February 1, 2022, the registrant had 171,733,179 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future;
●	our financial performance; and
●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations.

These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions relating to, among other things:

●our rapid growth may not be sustainable and depends on our ability to attract and retain customers;
●our business could be harmed if we fail to manage our growth effectively;
●our projections are subject to risks, assumptions, estimates and uncertainties;
●our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
●the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
●changes in applicable laws or regulations;
●failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;
●the ability to maintain the listing of our Class A common stock on the New York Stock Exchange;
●economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations; and
●the impact of the COVID-19 pandemic on our business, financial condition and results of operations.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial

Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

●	We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
●	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.
●	Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
●	Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.
●	We will be dependent upon the success of our sales and customer acquisition and retention strategies.
●	If we do not successfully manage the development and launch of new products, we will not meet our long-term forecasts, and operating and financial results and condition could be adversely affected.
●	We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants and retaining existing employees and consultants, which could disrupt our operations.
●	We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.
●	We have and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.
●	We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.
●	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
●	If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted and we may have difficulty achieving market awareness and selling our products.
●	The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.
●	The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	We have incurred and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.
●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.
●	There is no guarantee that the U.S. Food and Drug Administration, or FDA, will grant 510(k) clearance or pre-market approval, or PMA, of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.
●	If we fail to obtain marketing authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.
●	We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties and injunctions.
●	Because we do not require training for users of our current products, although they are limited under FDA’s marketing clearances to use by trained healthcare practitioners, there exists a potential for misuse of these products, which could ultimately harm our reputation and business.
●	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
●	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.
●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.
●	The exercise of our outstanding warrants for our Class A common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
●	The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.
●	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
●	We are currently subject to a securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Overview

We are an innovative digital health business transforming care with hand-held, whole body ultrasound. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a unique combination of cloud-connected software and hardware technology that is easily accessed through a mobile app. Butterfly enables the practical application of ultrasound information into the clinical workflow.

Butterfly iQ+ is the only ultrasound transducer that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ reduces the cost of manufacturing, while our software is intended to make the product easy to use, fully integrated with the clinical workflow and accessible on a user’s smartphone, tablet and almost any hospital computer system connected to the Internet.

Through our portable proprietary, handheld solution, protected by a robust intellectual property portfolio and empowered in part by our proprietary software and Artificial Intelligence (“AI”), we aim to enable the delivery of imaging information with the least amount of effort, unlocking information and enabling more informed and earlier medical decisions no matter where clinical care takes place. In addition, Butterfly BlueprintTM provides a system-wide ultrasound platform with CompassTM software that integrates into a healthcare system’s clinical and administrative infrastructure to be able to deploy Butterfly iQ+, which we believe can help optimize care at scale across the full spectrum of departments and specialties in a healthcare system, including nursing.

We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors, strategic partners and our eCommerce channel. We generated total revenue of $62.6 million and $46.3 million in the years ended December 31, 2021 and 2020, respectively. We also incurred net losses of $32.9 million and $162.7 million for the years ended December 31, 2021 and 2020.

We employ approximately 463 employees as of December 31, 2021 and sell our products in approximately 30 countries through our sales force and independent distributors and directly to physicians through our eCommerce channel.

Corporate History and Information

The Company, formerly known as Longview Acquisition Corp. (“Longview”), was incorporated in Delaware on February 4, 2020.  Prior to February 12, 2021, we were a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On February 12, 2021 we completed the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview, Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”). The transaction resulted in the Company being renamed to "Butterfly Network, Inc.," Legacy Butterfly being renamed “BFLY Operations, Inc.” and the Company’s Class A common stock and warrants to purchase Class A common stock commencing trading on the New York Stock Exchange ("NYSE") on

February 16, 2021 under the symbol "BFLY" and “BFLY WS”, respectively. As a result of the Business Combination, we received gross proceeds of approximately $589 million and the business of Legacy Butterfly became our business.

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

We have wholly-owned subsidiaries organized in Australia, Germany, the Netherlands, the United Kingdom and Taiwan.  Our principal executive offices are located at 530 Old Whitfield Street, Guilford, Connecticut 06437 and our telephone number is (203) 689-5650.

The Evolution of Ultrasound

Digital health is systematically changing the way healthcare practitioners deliver care by providing information that informs better decision-making, while increasing access and significantly reducing patient-care costs. Butterfly iQ+ is designed for this new wave of medical care with an easy-to-use interface that displays ultrasound information on your smartphone or tablet in real-time.

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

Traditional cart-based equipment typically ranges from $45,000 to $60,000 per new device in the mid-range and is required to be operated by trained healthcare professionals. More recently, we have seen the introduction of point-of-care ultrasound (POCUS) and handheld devices with an average price point of $15,000, based on $5,000 to $7,000 per probe, some requiring two to three probes to cover a comparable range of cleared indications to the single probe Butterfly iQ+ and an upfront software investment for access to advanced imaging modes (e.g. pulsed-wave Doppler) and workflow (e.g. cloud storage) which can reach upwards of $2,000. However, these POCUS devices operate off the same platform as traditional cart-based ultrasound, limited by their application of the same 60-year-old piezoelectric crystal technology, leaving limited opportunity for future progress.

Although still required to be operated by trained healthcare practitioners, we are developing a technology roadmap to make it easier for users of all skill levels to use the device. By taking the burden off the user, we believe that Butterfly iQ+ will change the paradigm of how clinical decisions are made with a handheld, whole body ultrasound that can provide critical information earlier in care.  We believe that this information delivered through imaging with an intuitive user interface will further drive costs down and expand the use of imaging at clinical point-of-care.

Market Opportunity

Long term, we are on a journey to address a potential new market that we estimate exceeds $100 billion. We believe our solution addresses an unmet need across an addressable market of 42 million healthcare practitioners, including approximately 2 million veterinarians and vet technicians, 12 million medical doctors and 28 million nurses and midwives worldwide.

In the near term, we are first driving adoption with healthcare practitioners, including doctors and nurses in healthcare systems and a focused group of initial customers in the veterinary market, comprised of companion animal, mixed animal, equine veterinarians and veterinary academic institutions.

We believe our solution can address this market, and moves beyond the restrictions of the existing ultrasound market, because our solution empowers practitioners with imaging information at point-of-care that is practical, mobile, interoperable, and easy-to-use.  Our aspiration is to be as ubiquitous as the stethoscope and a tool used by physicians everywhere and anywhere care is delivered.

We believe our differentiated Butterfly iQ+ handheld device and our growing user base of healthcare systems, medical schools and individual practitioners, position us well to drive an evolution in healthcare. Similar to the human patient market, our solution for the veterinarian market is also driving an impact in veterinary care and education.

We believe the valuable information generated from a small handheld with low cost, quality imaging and an interface designed for ease-of-use are attractive to healthcare systems that seek to improve care at lower cost. These attributes also allow the use of our Butterfly iQ+ by practitioners beyond traditional health system environments to where health systems look to evolve, such as the home. This evolution would enable the application of ultrasound information in broad clinical utility and practice with patient-performed scanning to home monitoring, subject to our obtaining appropriate marketing authorizations for such intended uses.

The advantages of our technology align with recent industry trends, including the shift to in-home medical care, affordability, harnessing of AI and deep learning, collaboration through the cloud, disruptive medical innovation, and increasing access to care. In addition, by expanding the settings in which medical imaging can be done, the Butterfly iQ+ device may provide opportunities for earlier detection and prevention of disease, while reducing cost. This aligns with the focus on consumer health empowerment, wellness, and acceleration of value-based care, all of which are important themes in the healthcare industry today and we believe have become increasingly more important during the COVID-19 pandemic.

Business Strategy

As the first semiconductor-based, handheld, whole body ultrasound devices, the Butterfly iQ and iQ+ cloud-based solution is a leading part of the medical imaging revolution. Leveraging this novel technology, our solution can scan, process and store high quality images at the bedside that can then be transferred between systems, as well as address hospital and health system workflows, an interoperability valued by customers in today’s market.

We believe that with our current products and solutions, we have created a new standard for medical imaging, and we are focused on staying at the leading edge of technical innovation. We believe our solution is only the first step in our development and we plan to continually improve it and expand our product and service offerings. We recently launched Butterfly Blueprint and Compass software, an expanded solution, which we are implementing within healthcare systems to enable these customers to deploy our solution at scale.

We believe that through the penetration of the existing addressable market, and the potential subsequent expansion into new markets, as well as places that do not currently use medical imaging or where access to imaging is limited, we can bring the adoption of medical imaging to greater scale in countries where there is limited access to healthcare.

In the near-term, we are focused on key markets and opportunities to innovate and grow as we develop a new market. We are driving adoption of Butterfly across four areas:

1)	Hospitals and healthcare systems, initially focused in the United States;
2)	Expanding into international markets and driving global health equity to improve care across all settings;
3)	Moving Butterfly into home-based care, subject to appropriate authorizations; and
4)	Capturing opportunities in adjacent markets to drive growth.

Across these four areas, we have three core principles that will help drive adoption that we call our “3 E’s” – our commitment to ensure that Butterfly is: Easy, Everywhere, and Economical.

●	Easy to use, enabling access to the most information with the least amount of effort through education, an intuitive interface and AI.
●	Everywhere, the scope of our journey to change the standard of care. We are focused on making Butterfly useful in more settings with cutting edge features and capabilities and building new business models to put Butterfly into every clinician’s pocket.

●	Economical, creating, capturing and delivering value and affordability for all. We are focused on completing health economics studies to demonstrate that our system delivers better, more informed, lower cost care.

Because the Butterfly iQ+ is mobile and easy-to-use, healthcare practitioners can have access to ultrasound information outside of traditional settings, increasing convenience for both practitioners and patients. This could improve health outcomes, while avoiding expensive treatments, generating economic value for both the patient and payor, which is aligned with the healthcare mega-trend of value-based care. As our device reaches new markets and new users and, with appropriate marketing authorizations, enables more direct interaction with patients, including remote patient monitoring, we believe this trend will accelerate, further improving outcomes and reducing costs. This reduction of costs has the potential to create economic value for the whole healthcare system across clinical applications and markets where ultrasound scanning is used.

Longer term, as patient-focused, value-based care delivery models continue to scale, we believe handheld ultrasound devices will find a potential market in at-home care settings with at-home medical personnel and patient-performed scanning, subject to appropriate authorizations.

Products

Our products include a combination of hardware and software, including Butterfly iQ and iQ+ probes, software subscriptions, and accessories. In addition, we also offer cloud-based software solutions to healthcare systems, teleguidance, in-app educational tutorials, formal education programs through our Butterfly Academy software, as well as clinical support and services for large scale deployments.

Butterfly iQ and iQ+

In 2018, Legacy Butterfly commercially launched Butterfly iQ, the world’s first handheld, single-probe, whole-body ultrasound system using semiconductor technology that is commercially available, and in 2020, Legacy Butterfly launched the Butterfly iQ+ with additional features and improved performance.

Since then, we have sold and shipped more than 57,000  Butterfly iQ and Butterfly iQ+  devices (“iQ devices”). Butterfly iQ+’s list price is approximately $2,400 per device, making it a high-quality and affordable alternative to the costly traditional cart-based equipment and a number of other handheld devices currently on the market. Powered by our Ultrasound-on-Chip™, Butterfly’s high-performance imaging capabilities support fast and confident clinical decision-making.

Our Butterfly iQ+ device connects directly to a compatible iPhone or Android smartphone or tablet to provide its imaging and software features for more than two consecutive hours according to average use as determined from field data analytics and charges to full battery in approximately five hours. In select countries, our proprietary software harnesses AI designed to drive ease-of-use for image acquisition and improved analysis, further used to guide and educate practitioners, as well as provide quality control.

The Butterfly iQ+ has 22 pre-set settings generated in part with AI that optimize images obtained from scanning different areas of the body.

Within the Butterfly application, users can utilize six imaging modes, including B-Mode, Color Doppler, M-Mode Power Doppler and Pulsed Wave Doppler, Biplane, as well as additional measuring tools used for a variety of specialties, nursing and obstetrician calculations.

These features allow healthcare practitioners to perform surface area and volume measurements on the anatomical objects that are imaged and can use color Doppler to identify movement of fluid, similar to features provided by legacy products in the market.

●	For the obstetric clinicians, the device tools can perform gestational age and amniotic fluid index calculations.

●	The device tools can provide automated bladder volume calculations, with 3D visualizations and enables easier line placements using NeedleVizTM technology and Biplane ImagingTM. These tools can be utilized across broad clinical applications and specialties.

●	Using TeleGuidanceTM, healthcare practitioners can perform ultrasound remotely, providing real-time guidance by connecting with a novice user or peer directly from the Butterfly iQ+ app. Through our Teleguidance feature, healthcare practitioners can control the settings of the application while the device is in use and help the user identify the image.

We believe these pre-set settings and intuitive operation features through smartphones will enable healthcare practitioners who are not medical imaging experts to adopt our device, expanding our user base beyond the traditional ultrasound user base. This traditional base of ultrasound users has been limited because existing ultrasound devices often require unique environments and extensive training to operate, while the Butterfly iQ+ device can be used by general and other healthcare practitioners across the healthcare industry.

Butterfly iQ+ is comprised of both durable hardware and dynamic software solutions designed to make ultrasound imaging accessible to all healthcare practitioners, including nurses. We also sell accessories for the Butterfly iQ and iQ+ including cases, adaptors and carts.

Software Subscriptions

We believe that the software and analytics capabilities of our solution coupled with the Butterfly iQ+ device empowers smarter and expanded scanning, quality assurance, credentialing, documentation and billing that can generate both incremental revenue for healthcare systems and independent practitioners, but also reduce costs for payers from earlier detection and prevention of adverse downstream events due to suboptimal care decisions or treatment complications.

We currently offer different software membership plans, including Pro Individual, our complete ultrasound solution for individual users that is priced at $420 per year, and Pro Custom, an offering that allows individuals to choose their add-on features, to suit their needs.  In addition, we offer other membership plans that are specific to customer needs, including iQ+ Care, for bladder scanner and vascular access application solutions, integrated software enterprise solutions to enable ultrasound deployments at scale and medical education subscriptions for universities.

Through our software subscription options, users can upload scanned images to our HIPAA-compliant cloud, which has unlimited storage and links to electronic medical records (“EMRs”), hospital and office systems, allowing for seamless transfer of images that can also be accessed from a desktop computer.

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

Educational Tools

Our platform features education tools to enable users to quickly gain proficiency in conducting exams, including hundreds of educational videos taught by experts.  In 2021 we launched Butterfly AcademyTM that provides embedded education and training to enable clinicians across care settings, to support long-term scaling of Butterfly throughout a healthcare system and for use in medical education applications.  In addition, our software application also features TeleGuidance, which is the first integrated ultrasound telemedicine platform. This tool allows a remote, trained healthcare practitioner to view and guide the ultrasound imaging through the smartphone application and live video.

Butterfly iQ+ Vet

In 2021, we launched Butterfly iQ+ Vet, a handheld ultrasound system designed to bring value to veterinarians in a variety of care settings, helping to usher in a new standard for veterinary medicine.

As of December 31, 2021, iQ+ Vet is available in 21 international markets, bringing first of its kind innovation to veterinarians. The product includes a specially designed animal-specific probe for ease of use and maneuvering, Color-Doppler and NeedleViz. We are changing the way that veterinarians deliver care, providing more information through imaging at the point-of-care, particularly since their patients do not speak.

Marketing and Sales

We market our products through our targeted U.S. sales organization, which is engaged in sales efforts and promotional activities primarily to health institutions as well as to healthcare institutions through direct sales and distributor partnerships outside of the United States. In the United States, Butterfly has been purchased by a clinician in all of the largest 100  healthcare systems. We use a variety of marketing tools to drive adoption, foster continued usage and establish brand loyalty for our devices and software. We recognize the importance of the role of education in accelerating adoption of our products by those medical professionals without existing ultrasound skills.

We sell through three main channels:

●	A targeted, regional, direct salesforce focused on large healthcare system-wide implementations.
●	An eCommerce website through which we sell our Butterfly iQ+ and iQ+ Vet to healthcare practitioners in these geographies, where allowed by local law.
●	Distributor, veterinary and affiliate relationships to unlock additional channels to supplement our direct and eCommerce sales.

In 2021, we have invested heavily in building out and educating our salesforce and sales support teams, and plan to continue to do so, with the ultimate goal of growing adoption at large scale healthcare systems. As we continue to grow, we plan to expand on our client experience resources to work with our customers to deploy Butterfly iQ+ and Butterfly Blueprint. We believe that we can build a community of healthcare system customers around our solution to share insights, techniques, and new regulatory-compliant ways of applying our solution, all of which we believe should continue to drive clinical behavior change, adoption and retention, as well as clinical and economic studies.

As we expanded our healthcare system software offerings and developed relationships with larger health systems in 2021, we have increased the proportion of our sales to health systems compared to eCommerce. Because institutions often make decisions to purchase on a system-wide level, we believe enterprise sales can generate economies of scale with larger volumes and larger numbers of users, while also increasing user retention. The health system channel also yields more comprehensive software subscriptions, which further increases our revenue from devices and subscriptions sold. We are working towards increasingly integrated solutions to maximize our value to large healthcare customers, as well as continuing to improve our sales and support infrastructure. Our ability to connect and integrate with traditional third-party ultrasound systems gives enterprise customers a solution to the governance and workflow challenges that may have previously limited the utilization and billing of point of care imaging devices. Health system customers deploying our solution can benefit from a streamlined clinical workflow that reduces the exam documentation burden typically associated with traditional ultrasound systems. By adopting Butterfly Blueprint and Compass software, customers can responsibly manage and optimize value from their fleets of point of care imaging devices.

We continue to develop our sales and marketing organization, which consists of a dedicated sales team, sales operations and sales support personnel that are complemented by a marketing team. As of December 31, 2021, we had 124 people employed globally in sales, sales support, and marketing.

Geographies

Butterfly iQ+ is being used in approximately 30 markets. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world, where we have partnerships with non-governmental organizations (“NGOs”) like the Bill & Melinda Gates Foundation to deliver our technology to underserved communities.

Currently, we have over 100 NGOs and global health partnerships in place with organizations that align with our mission to deliver care around the world and bring potentially lifesaving medical imaging to patients, often for the first time.

In terms of geographic markets, for the fiscal year ended December 31, 2021, a substantial majority of our revenues were derived from sales to customers based in the United States. We aim to further expand our international customer base in the future. We believe our differentiated Butterfly iQ+ handheld device and our growing user base of Butterfly iQ+ practitioners, with sales to or agreements with most of the largest 100 U.S. healthcare systems and across approximately 30 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.

Technology

Butterfly is a pioneer in putting ultrasound on a semiconductor chip. This novel and proprietary Ultrasound-on-Chip™ technology enables whole-body complete ultrasound imaging with a single probe. We are continuing to improve our software by harnessing AI with a goal to drive ease-of-use for image acquisition, improve analysis, guide and educate practitioners, and provide quality control. As a result of utilizing these technologies, our first and second generation, Butterfly iQ and iQ+ products have a small, hand-held size, low cost, and simple user interface, making ultrasound technology more accessible outside of large healthcare institutions. This contrasts sharply to existing systems that are built using often expensive piezoelectric crystal technology, which can lead to high upfront costs and thereby constrain access and usage.

Additionally, the technology driving the Butterfly iQ and Butterfly iQ+ devices may be able to continually scale and improve. In 2021, we have continued to improve our chip technology, AI capabilities and image quality. We expect to continue development of the device with product offerings that may include enhanced performance, additional procedural applications, changes to the device that enable and encourage usage and alternative form factors.

With cloud-based technology, we have also continued to create content and applications to enrich the overall software ecosystems and deliver additional clinical and product advancements for our users.  To date, we have launched a variety of software offerings for individual physicians, as well as launched Butterfly Blueprint to develop an operating system that addresses the workflow needs of our large healthcare system customers. We plan to continue to build solutions and features, including AI in our software to improve ease-of-use for our customers

As of December 31, 2021, we owned approximately 352 issued patents and had approximately 455 pending patent applications.

Research and Development

We plan to develop future applications, subject to appropriate marketing authorization, to leverage our unique hardware foundation and commitment to improving our software using AI. Simultaneously, we plan to enhance our software capabilities, pursuing regulatory authorizations as necessary, with new features to support clinical procedures, and further workflow automations for Butterfly Blueprint and our Compass software, in order to more deeply integrate our platform with healthcare systems, as we work with these customers to deploy Butterfly in their organizations.

In this way, we expect our solution will continue to innovate naturally, as well as through our enhancements to our proprietary technology. In order to pave the way for the potential future at-home use of Butterfly iQ+ and other future form factors, we anticipate we will need to validate the at-home applications through focused clinical trials and also seek additional regulatory authorizations.

We believe these hardware developments, along with our software enhancements and user education initiatives, will bring ultrasound to healthcare systems and healthcare practitioners. We believe that with our differentiated and continually expanding solution, we have the potential to drive user adoption and change clinical behavior. We plan to partner with healthcare systems to continue to inform the development of new innovative products, services and software applications, leveraging our core technology and platform capabilities.

We believe our product roadmap is designed to continue to position us as one of the leading disruptors in the medical imaging market and eventually, potentially the remote patient monitoring market. We expect to continue development of our hardware with product offerings that may include enhanced performance, features to enable more usage and alternative form factors.

Beyond these hardware and software product roadmaps, we plan to develop new innovative products, services and software applications, leveraging our core technology and platform capabilities. Through this product development, we believe we will be positioned to remain on the forefront of medical imaging with a continued focus on enabling access to more information at low cost and reduced effort and with education, an intuitive interface and AI to unlock the power of point-of-care information quickly and confidently, allowing us to enable healthcare practitioners to transform care with Butterfly.

Reimbursement

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

Competition

Several large companies, such as GE, Philips and Sonosite currently constitute the bulk of ultrasound sales. High regulatory, distribution, manufacturing and service-related long-term contractual costs represent significant barriers to entry for any new player. We expect that the existing market participants will remain strong active players in the future.

As a general matter, we view competition on two levels:

●	Conventional ultrasound systems; and
●	The development of other hand-held ultrasound systems with the same or better attributes.

The primary competition comes from established market participants offering conventional ultrasound systems. While Butterfly's target is often non-traditional ultrasound users we do compete with both traditional ultrasound manufacturers as well as other handheld ultrasound systems.

Our People

Our employees embody our mission to democratize healthcare and to make medical imaging accessible to everyone around the world by using our proprietary technology.  We believe that our people are the reason for our success, and we have organized ourselves to maximize productivity and performance. We maintain a high bar for talent and actively work to build diversity within our workforce.

Demographics.  As of December 31, 2021, we had 463 employees. As of December 31, 2021, 436 of our employees were located in the United States and 27 were located in the United Kingdom, the Netherlands, Germany, Spain, the United Arab Emirates, Hong Kong and Taiwan. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed.

Total Rewards. To attract qualified applicants to our company and retain our employees, we offer a competitive total rewards package for all employees, consisting of market, competitive-base salaries, annual target cash bonus that recognize and reward company performance as well as individual results, long-term equity incentives that encourage our employees to focus on long-term value creation, and comprehensive benefits. For 2022, we added a company match to our 401(k) savings program.

Career Growth and Development. We offer a variety of resources and programs that attract, engage, develop, advance and retain employees. Our training and development provides employees the support they need to perform well in their current role while planning and preparing for future roles. Our employees have access to a number of online courses, including through our electronic learning management system and our newly-launched LinkedIn Learning program. Our employee development program also promotes the importance of compliance across our business.

Employee Engagement.  We believe engaged employees produce stronger business results and are more likely to build a career with the Company. In our first year as a public company, we launched an employee engagement survey to provide baseline data for executive management and leaders to drive continuous improvement in our organization and employee work experience based on data. With 89% of our employees participating in our engagement survey, we believe we have an engaged workforce.

Diversity, Equity and Inclusion. We are committed to growing and cultivating an environment that fosters diversity, equity and inclusion (“DEI”) and values the diverse perspectives, backgrounds, experiences and geographies of our employees and other stakeholders. We seek to promote greater diversity among our employees, enhance knowledge and understanding of key DEI issues, reward progress on our DEI goals and foster an environment where our employees and stakeholders feel included and valued for their diverse experiences and perspectives. We endeavor to hire employees from a broad pool of talent with diverse backgrounds, perspectives and abilities and we believe diverse leaders serve as role models for our inclusive workforce. We seek to continuously build on our inclusive hiring strategies, track our progress and hold ourselves accountable for greater diversity.

Employee Health. We are committed to protecting our workforce, customers, and communities. Our focus is directed towards ensuring all of our employees, as well as temporary contractors and visitors to our sites, can work safely. We have prioritized the health and safety of our employees during the COVID-19 pandemic, while continuing the supply of innovative products to healthcare systems, physicians and healthcare providers. Vaccinations are generally required for our employees in the U.S., and we are committed to implementing similar requirements in other jurisdictions wherever possible.

Manufacturing

Our Butterfly iQ products are built using both custom-made and off-the-shelf components supplied by outside manufacturers and vendors located in China, Taiwan and Thailand. The key custom-made component in the Butterfly iQ probe is the ultrasound transducer module consisting of a custom chip and lens.

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

All of our Butterfly iQ probes are manufactured, tested, shipped and supported by Benchmark Electronics, Inc., or Benchmark, from its facility in Thailand. We believe that this manufacturing strategy and supply chain is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for our Butterfly iQ products, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed.

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

In connection with the FSA, we and TSMC developed a proprietary manufacturing process and continue to collaborate on manufacturing process improvements.

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

Pursuant to the February 2021 amendment, we agreed to provide global production exclusivity to Benchmark for our current products and other hand-held probes which may be manufactured for us, for a specified exclusivity period, in exchange for delayed payment of certain invoices that we paid in March 2021. The exclusivity period is terminable and we have the right to purchase products from another supplier in the event Benchmark fails to deliver more than 10% of the products based on the revenue of orders during the calendar quarter.

The MSA has an initial three-year term and will renew automatically for additional two-year terms unless either party gives 180 days’ prior written notice before the end of the then-current term to the other party electing not to renew the agreement. The MSA or any purchase order under the MSA may be terminated by either party for convenience upon 90 days’ prior written notice to the other party. The MSA may also be terminated by either party by written notice upon the occurrence of (i) a breach by the other party under the agreement which is not cured within 30 days after written notice by the terminating party, (ii) the other party becomes insolvent, dissolves, liquidates or ceases to conduct business or (iii) the occurrence of payment-related breaches. Benchmark may also terminate the agreement upon the filing of any petition against us under bankruptcy or similar laws, where such petition is not vacated within 10 days via court order.

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

The initial term of the Distribution Agreement expired in August 2020. The Distribution Agreement is subject to automatic renewal for additional successive two-year terms unless we terminate the agreement upon 90 prior written days’ notice or Cardinal Health terminates the agreement upon written notice of non-renewal to us at least 180 days prior to the end of a term. Either party may terminate the Distribution Agreement upon (i) the other party’s entry into bankruptcy proceedings, receipt of a bankruptcy order that is not discharged within 30 days, or similar events, or (ii) a material breach by the other party that is not cured within 30 days after the non-breaching party gives written notice. Additionally, if we breach our payment obligations under the Distribution Agreement and such breach is not cured within 15 days after Cardinal Health provides written notice of non-payment, Cardinal Health may terminate the agreement upon 90 days’ prior written notice.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies.

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

Butterfly iQ, iQ+ and Related Technology

As of December 31, 2021, we owned approximately 352 issued patents and approximately 455 pending patent applications. Of our approximately 352 issued patents, approximately 104 were issued U.S. utility patents and approximately 35 were issued U.S. design patents. Of our approximately 455 pending patent applications, approximately 149 were pending U.S. utility patent applications and approximately 13 were pending U.S. design applications. In addition, as of December 31, 2021, we owned approximately 213 issued patents in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea, and India, and approximately 293 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, corresponding to the foregoing. In total, as of December 31, 2021, we owned approximately 187 patent families generally directed to our ultrasound products, including manufacturing, circuit components, and add-on features. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between 2030 and 2042.

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

Exclusive (Equity) Agreement with Leland Stanford Junior University

In June 2013, we entered into an Exclusive (Equity) Agreement, or the Stanford Agreement, with the Board of Trustees of the Leland Stanford Junior University, or Stanford. Pursuant to the Stanford Agreement, Stanford granted us a co-

exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by patent rights to Stanford’s wafer bonding technology. The rights licensed to us are for ultrasound applications using the wafer bonding technology excluding certain applications, and the license remains exclusive, except for certain non-exclusive applications, until the earlier of December 23, 2023 or the seventh anniversary of the first sale of any product using the licensed technology, and thereafter will be nonexclusive until the last licensed patent expires. The last licensed patent is currently expected to expire in 2030. The rights licensed to us, except for the non-exclusive applications, are sublicensable during such exclusive term, subject to our continued development or sale of the products using the technology licensed under the agreement and, following the exclusive term, subject to Stanford’s prior approval. The Stanford Agreement outlines certain milestones to be met by us in connection with the development and sales of these products.

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

Stanford may terminate the agreement in the event that we are materially delinquent on any payment, fail to diligently develop and commercialize a product incorporating the licensed technology, materially miss a milestone under the agreement, are in material breach of any substantive provision under the agreement, or knowingly provide any false report or are materially delinquent on any report, in each case which is not remedied within cure period. In addition, if we are not diligently developing and commercializing such a product incorporating the licensed technology, materially miss a milestone or knowingly provide a false report or are delinquent on any report, and we do not cure, the agreement shall not terminate, but it remains subject to termination by Stanford and the license shall convert to a non-exclusive license. We may terminate the agreement at any time upon at least 30 days’ prior written notice. Upon termination of the agreement, all rights to the licensed technology revert to Stanford. Our obligation to pay royalties accrued or accruable survives any termination or expiration of the agreement.

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

U.S. Laws and Regulations

At the federal level, our diagnostic ultrasound products and certain accessories are medical devices subject to extensive and ongoing regulation by the FDA. Under the Federal Food, Drug and Cosmetic Act, referred to as the FDCA, and its implementing regulations, the FDA regulates product design and development, nonclinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for electronic products that emit radiation, such as x-rays, although diagnostic ultrasound products like ours are subject only to a limited portion of those requirements. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

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

FDA Regulation of Medical Devices

The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of Class II (except for Class II devices exempt from pre-market notification requirements) and Class III medical devices within the United States must be preceded either by a pre-market notification and clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval, or PMA, (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with user fees (approximately $13,000 for a 510(k) and approximately $375,000 for a PMA in FY 2022), although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. All classes of devices must comply with FDA’s Quality System Regulation, or QSR, establishment registration, medical device listing, labeling requirements, and medical device reporting, or MDR, regulations, which are collectively referred to as device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines or particularized labeling. Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the QSR.

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

As part of the 510(k) notification process for Class II devices like our iQ system, which has an existing classification regulation available for purposes of the regulatory filing, the FDA may require the following:

●	Comprehensive product description and indications for use.
●	Extensive nonclinical tests and/or animal studies, performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations, as well as any performance standards or other testing requirements established by FDA through regulations or device-specific guidance.
●	Comprehensive review of one or more predicate devices and development of data supporting the new product’s substantial equivalence to such predicate devices.

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

After a new medical device receives FDA 510(k) clearance, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) notification or PMA in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k) pre-market notification or a PMA. The FDA may also require the manufacturer to cease U.S. marketing and/or recall any distributed units of the modified device until 510(k) clearance or PMA approval for the modification is obtained.

If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. However, if such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process. The De Novo classification process allows a device developer to request that the novel medical device be able to obtain marketing authorization as either a Class I or Class II device, rather than having it regulated as a high-risk Class III device subject to the PMA requirements. As with the 510(k) pre-market notification process described above, any modification to a device authorized through the De Novo process that could significantly affect the safety or effectiveness of such device, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA. De Novo classification requests are also subject to user fees, unless a specific exemption applies (over $112,000 in FY 2022).

In October 2021, the FDA issued a final rule that would formally codify requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request (86 Fed. Reg. 54,826). Over the twenty years preceding the final rule, the De Novo process has been implemented by the FDA pursuant to statutory authorities and somewhat organically through informal guidance and iterative changes by Congress. Although the final rule does not affect marketed products such as our marketed products, the FDA’s goals in promulgating the final rule are to create a predictable, consistent and transparent De Novo classification process for innovative medical device developers.

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

FDA review of a PMA application is required to be completed within 180 days of the application’s filing date although in some cases approval may take significantly longer. The current user fee agreement between the FDA and the medical device industry sets as a target that PMA reviews be completed in under one year. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the product may not be safe or effective for its intended use(s) to the FDA’s satisfaction;
●	the data from the applicant’s nonclinical studies and clinical trials may be insufficient to support approval;
●	the manufacturing process or facilities that the applicant uses may not meet applicable requirements; and
●	changes in the FDA approval policies or adoption of new regulations may require additional data to demonstrate the safety or effectiveness of the device.

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

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) pre-market notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by a duly-appointed IRB for each clinical trial site. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice, or GCP, requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent and other human subject protections.

Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

The commencement or completion of any of our clinical trials may be delayed or halted, or may be inadequate to support approval of a PMA application (or clearance of a 510(k) notification or grant of a De Novo classification request, as applicable), for numerous reasons, including, but not limited to, the following:

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

The FDA’s MDR requirements also extend to healthcare facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

In addition, the FDA may require us to conduct post-market surveillance studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

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

We and our contract manufacturers, specification developers, and some suppliers of components or device accessories are also required to manufacture medical device products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, unless explicitly exempted by regulation. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic pre-scheduled or unannounced inspections that may include the manufacturing facilities of our subcontractors. Following such inspections, the FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, the FDA may issue Untitled Letters. The FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

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

U.S. Fraud and Abuse Laws and Other Compliance Requirements

Successfully commercializing a medical device or technology depends not only on FDA approval, but also on broad health insurance or third-party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. Favorable coverage decisions by government payors like Medicare or Medicaid are critical because private payors typically follow the government’s lead regarding reimbursement. However, manufacturers whose technology is reimbursed by government payors are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.

Anti-kickback Laws.   The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services — Office of the Inspector General, has issued regulations, commonly known as safe harbors, which set forth certain provisions that, if satisfied in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws. The Anti-Kickback Statute is broadly interpreted and aggressively enforced, with the result that beneficial commercial arrangements can be criminalized in the healthcare industry because of the Anti-Kickback Statute.

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

State Analogs of Federal Fraud and Abuse Laws.   Many U.S. states have their own laws intended to protect against fraud and abuse in the healthcare industry and more broadly. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects. Penalties for violating these laws can range from fines to criminal sanctions.

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

Physician Payment Sunshine Act.    Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA-regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain payments and other transfers of value that we make to U.S.-licensed physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners) or U.S. teaching hospitals. We are also required to report certain ownership interests held by physicians and their immediate family members. The HHS Centers for Medicare and Medicaid Services has the potential to impose penalties of up to $1.15 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

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

In 2017, EU regulatory bodies finalized a new Medical Device Regulation, which replaced the existing MDD framework and provided three years for transition and compliance, for a final effective date of May 26, 2020. As a result of the COVID-19 pandemic, however, the European Parliament voted in April 2020 to postpone implementation of the Medical Device Regulation by one year, giving the medical device industry and notified bodies until May 26, 2021 to come into compliance. The Medical Device Regulation changes several aspects of the existing regulatory framework for medical device marketing in Europe and is expected to result in increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. European medical device manufacturers and distributors are currently benefiting from a grace period for legacy MDD certificates that lasts until May 26, 2024. For a product to qualify for the grace period, there must be no significant changes to such a legacy medical device as described in its existing MDD certificate; the recertification process under the Medical Device Regulation requires a demonstration that the performance and the safety of the currently marketed medical device has been maintained and that the system meets the new regulatory requirements.

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

Moreover, as discussed further below, the United Kingdom left the EU on January 31, 2020, with a transitional period that expired on December 31, 2020. The United Kingdom and the EU entered into a trade agreement known as the Trade and Cooperation Agreement (TCA), which came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the Medical Device Regulation will not be implemented in the UK, and previous legislation that mirrored the Medical Device Regulation in the UK law has been revoked. The regulatory regime for medical devices in the UK will continue to be based on the requirements derived from EU legislation as of January 21, 2020, and the UK may choose to retain regulatory flexibility or align with the Medical Device Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU recognized Notified Bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the UK market after this period, the UK Conformity Assessment, or UKCA, marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

Outside the United States, a range of anti-bribery and anti-corruption laws, as well as some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Such laws include, but are not limited to the UK Bribery Act of 2010. Further, the EU member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.

In the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became stronger in May 2018. We are subject to, and work to maintain compliance with, the EU General Data Protection Regulation, or GDPR. The GDPR applies across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such EU-based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principle of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview must allocate substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect to incur continued costs associated with maintaining compliance with GDPR into the future.

We will also be subject to evolving EU laws on data export, where we transfer data outside the EU to ourselves, group companies or third parties. The GDPR only permits exports of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), or Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. Consequently, it is an ongoing challenge for data importers like us to identify compliant methods of data transfers necessary for their businesses. There is some risk of data transfers from the EU being halted.

Further, as a result of the United Kingdom’s decision to leave the EU, there has been some uncertainty with regard to data protection regulation in the United Kingdom. While the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it was not clear whether a transfer of data from the EEA to the United Kingdom would remain lawful under GDPR as of the end of a Brexit transition period on December 31, 2020, when the United Kingdom was treated as a third country for purposes of the GDPR (and other EU laws). On December 24, 2020, the United Kingdom and the EU reached an agreement in principle on the EU-UK Trade Agreement, or the Trade Agreement. Under the Trade Agreement, for data protection purposes, there is a new transition period of up to six months to enable the European Commission to complete an adequacy assessment of the United Kingdom’s data protection laws. For the time being, personal data can continue to be exported from the EEA to the United Kingdom without a requirement that additional safeguards be adopted, and such transfers will not be prohibited by the GDPR. The new transition period began on January 1, 2021, and ends either (1) on the date which an adequacy decision in relation to the United Kingdom is adopted by the European Commission under the GDPR, or (2) four months after January 1, 2021, which the GDPR shall be extended by two months unless either the EU or the United Kingdom objects. If the European Commission does not reach an adequacy determination regarding United Kingdom data protection laws, transfers of personal data from the EU to the United Kingdom will be prohibited under the GDPR unless EU data exporters take further steps to ensure adequacy for such EU personal data.

Information Available on the Internet

Our internet address is https://www.butterflynetwork.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission or the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Butterfly Network, Inc. and its subsidiaries.

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

Since inception, we have devoted substantially all of our financial resources to develop our products and related services. We have financed our operations primarily through the issuance of equity and convertible debt securities. We have generated limited revenue from the sale of our products and services to date and have incurred significant losses. The amount of our future net losses will depend, in part, on sales and on-going development of our products and related services, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services. We anticipate that our expenses will increase substantially if and as we:

●	continue to build our sales, marketing and distribution infrastructure to commercialize our products and services;
●	continue to develop our products and services;
●	seek to identify, assess, acquire, license and/or develop other products and services and subsequent generations of our current products and services;
●	seek to maintain, protect and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel; and
●	support our operations as a public company.

Our ability to generate future revenue from product and service sales depends heavily on our success in many areas, including, but not limited to:

●	launching and commercializing current and future products and services, either directly or in conjunction with one or more collaborators or distributors;
●	obtaining and maintaining marketing authorization with respect to each of our products and maintaining regulatory compliance throughout relevant jurisdictions;

●	maintaining clinical and economical value for end-users and customers in changing environments;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for our products; and
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision about us.

Since our inception, we have engaged in research and development activities and launched our first product, Butterfly iQ, in the fourth quarter of 2018, and our second product, Butterfly iQ+, in 2020. Since commercialization of the Butterfly iQ, we also engaged in the continued development and sales of our enterprise software. We have financed our operations primarily through the issuance of equity securities and convertible debt. We have incurred net losses of $32.4 million, $162.7 million and $99.7 million in the years ended December 31, 2021, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2021 was $427.2 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of our products and service offerings in line with the demand from current and future customers and our aggressive business strategy. We may be unable to achieve any or all of these goals.

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

We have developed, and we are engaged in the development of, ultrasound imaging solutions using our ultrasound-on-a-semiconductor-chip technology. We are commercializing Butterfly iQ+ point-of-care ultrasound imaging devices. Our success will depend on the acceptance of our products and services in the U.S. and international healthcare markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products, including traditional cart-based ultrasound devices used in hospitals, imaging centers and physicians’ offices, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize our current products and services and to commercialize any potential future products and services include:

●	challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges; and
●	dependence upon physicians’ and other healthcare practitioners’ acceptance of our products.

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

Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. If we fail to maintain a high quality of service or a high quality of device technology, we may fail to retain existing users or add new users. If we do not successfully continue our sales efforts and promotional activities, particularly to health systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results and business may be significantly harmed. Our future success depends upon continued expansion of our commercial operations in the United States and internationally, as well as entering additional markets to commercialize our products and services. We believe that our growth will depend on the further development and commercialization of our current products and services, and marketing authorization of our future products and services. If we fail to expand the use of our products and services in a timely manner, we may not be able to expand our market share or to grow our revenue. Our financial performance will be substantially dictated by our success in adding, retaining and engaging active users of our products. If customers do not perceive our products or services to be useful, reliable and trustworthy, we may not be able to attract or retain customers or otherwise maintain or increase the frequency and duration of their engagement. As our business model is predicated on both hardware and software sales, there is risk that any decline in software renewal rates will adversely impact our business. To date, utilization of our software has varied across different medical specialties, but usage does not directly correlate to renewal of subscriptions, as different medical specialties interact with the device in different ways depending on their clinical focus and routine. A decrease in customer retention, growth or engagement with our products and services may have a material and adverse impact on our revenue, business, financial condition and results of operations.

Any number of factors could negatively affect customer retention, growth and engagement, including:

●	customers increasingly engaging with competing products;
●	failure to introduce new and improved products and services;
●	inability to continue to develop products for mobile devices that customers find engaging, that work with a variety of mobile operating systems and networks and that achieve a high level of market acceptance;
●	changes in customer sentiment about the quality or usefulness of our products and services or concerns related to privacy and data sharing, safety, security or other factors;
●	inability to manage and prioritize information to ensure customers are presented with content that is engaging, useful and relevant to them;
●	adverse changes in our products that are mandated by legislation or regulatory agencies, both in the United States and internationally; or
●	technical or other problems preventing us from delivering products or services in a rapid and reliable manner or otherwise affecting the user experience.

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

We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

During the years ended December 31, 2021, 2020 and 2019, approximately 31%, 28% and 13%, respectively, of our product and service revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:

●	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;
●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;
●	trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;
●	difficulties and costs of staffing and managing foreign operations;
●	difficulties protecting, procuring or enforcing intellectual property rights internationally;
●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;
●	laws and business practices that may favor local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	political and economic instability and war or other military conflict, including the ongoing conflict occurring in Ukraine, which could have a material adverse impact on our sales in Europe and elsewhere; and
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

We are required to comply with export and import control laws, which may affect our ability to enter into or complete transactions with certain customers, business partners, and other persons. In certain circumstances, export control regulations may prohibit the export of certain products, services, and technologies. We may be required to obtain an export license before exporting a controlled item, and granting of a required license cannot be assured. Compliance with the import laws that apply to our businesses may restrict our access to, and may increase the cost of obtaining, certain products and could interrupt our supply of imported inventory.

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

We may experience decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors and suppliers, increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows may be adversely affected. To the extent that we engage in enterprise sales, we may be subject to procurement discounts, which could have a negative impact on the prices of our products.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our Founder and Chairman, Dr. Jonathan Rothberg, and our President and Chief Executive Officer, Todd M. Fruchterman, M.D., Ph.D., as well as our management team and our research and development, manufacturing, software engineering and sales and marketing personnel. Competition for qualified personnel is intense. Several members of our senior management team ended their service with us during the past year. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have signed offer letters or employment agreements with us, but their service is at-will and may end at any point in time. In addition, all of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we increased our employee compensation in 2021 and in the future we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and there is no assurance that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand our products and services at a technical level to effectively identify and sell to potential new customers and develop new products. Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts.

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

We have limited experience marketing and selling our products and related services. We currently sell our products to healthcare practitioners through eCommerce, distributors and enterprise sales. Future sales of our products will depend in large part on our ability to effectively market and sell our products and services, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our products, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

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

In October 2015, we entered into a Manufacture and Supply Agreement, or MSA, with Benchmark. Under the MSA, as amended effective in August 2019 and February 2021, Benchmark will manufacture our products pursuant to binding 90-day purchase orders, as well as non-binding 180-day “forecasts” estimating our product shipment requirements, submitted by us to Benchmark each month, which may become binding in certain cases. We also have certain inventory related obligations, including the obligation to purchase excess and obsolete components from Benchmark. In addition, pursuant to the February 2021 amendment, we agreed to provide global production exclusivity to Benchmark for our current products and other hand-held probes which may be manufactured for us, for a specified exclusivity period. See

Item 1, Business — Manufacturing — Key Agreements — Manufacture and Supply Agreement with Benchmark Electronics, Inc.

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

We have and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.

Due to supply constraints, we have seen our costs increase in 2021 but we were largely able to offset these costs through manufacturing efficiencies and pricing actions. However, we expect there will continue to be supply constraints; our suppliers are continuing to raise prices and may continue to raise prices in the future, which we may not be able to offset through manufacturing efficiencies or pricing actions. Because we currently rely on TSMC to supply our custom components and on Benchmark to manufacture our finished products, such pricing pressures from either party could increase our costs and force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations that would result in delays or shortfalls in our production as well as delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. The FDA (and comparable foreign regulatory authorities) has comprehensive and prescriptive guidelines for medical device component manufacturers, requiring these manufacturers to establish and maintain processes and procedures to adequately control environmental conditions that could adversely affect product quality and impact patient safety. Clean room standards are an example of these requirements. Failure of component manufacturers or other third-party suppliers to comply with applicable standards could delay the production of our products. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.

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

●	disruption in our relationships with customers, distributors, manufacturers or suppliers as a result of such a transaction;
●	unanticipated liabilities related to acquired companies;
●	difficulties integrating acquired personnel, technologies and operations into our existing business;
●	diversion of management’s time and focus away from operating our business to acquisition integration challenges;
●	increases in our expenses and reductions in our cash available for operations and other uses; and
●	possible write-offs or impairment charges relating to acquired businesses.

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

To continue to develop our sales and marketing organization to successfully achieve market awareness and sell our products, we must:

●	continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;
●	effectively train our sales and marketing personnel in the benefits and risks of our products;
●	establish and maintain successful sales, marketing, training and education programs that educate health care professionals so they can appropriately inform their patients about our products;
●	manage geographically dispersed sales and marketing operations; and
●	effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

We may not be able to successfully manage our sales force or increase our product sales at acceptable rates.

Our use of programmatic digital advertising platforms for our eCommerce sales may lead to unwanted advertising and to reputational harm.

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

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. We believe that demand for our products and services has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our products and services and result in a lower revenue growth rate or decreased revenue. Additionally, our products and services are offered on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If companies do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected. Further, the ability of our customers to purchase our products is often contingent upon the customer’s ability to secure adequate funding.  Such funding may be derived from internal and external resources, which are subject to a number of circumstances outside of our control.  Therefore, it is possible customer funding intended to use towards the purchase of our products may be either delayed or cancelled, which could present a negative impact on a customer’s ability to complete purchases and/or continue payments for ongoing subscription services.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees and customers to travel or of us to pursue collaborations and other business transactions, travel to customers and/or conduct live demonstrations of our products at promotional events, maintain our presence in medical schools and other educational institutions, oversee the activities of our third-party manufacturers and suppliers and make shipments of materials. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers. The COVID-19 pandemic may also continue to cause financial strain on our customer base due to decreased funding and other revenue shortfalls. With the recent Omicron variant wave of infections, we have seen our customer base become further strained in solving immediate problems associated with the variant. As a result, some of our customers have had to shift their attention to these pressing issues, resulting in longer sales cycles and slower adoption in the near term.

Travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products, and such restrictions and closure have caused or may cause temporary closures of facilities of suppliers, manufacturers or customers. Disruptions in the operations of our suppliers, customers, and manufacturers and access to customers have and may in the future adversely impact our sales and operating results. In addition, travel restrictions have made it more difficult for us to monitor the quality of our third-party manufacturing operations when we are unable to conduct in-person quality audits of those facilities.

In addition, the issues originally brought on by COVID-19 continue to have an ongoing adverse impact on global supply chains, including ours.  We have experienced constraints in availability, increasing lead times and costs required to obtain some inventory components.  As a result of the COVID-19 pandemic and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to maintain production, as well as transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our suppliers and subsequently to our customers. In addition, the COVID-19 pandemic and the measures designed to stop the spread of the virus may have similar effects on our customers.  The current pandemic may also give rise to force majeure contractual protections being asserted by customers and/or suppliers that we maintain contracts with, potentially relieving contractual obligations these parties have to us.  In any case, any disruption of our suppliers’ or customers’ businesses would likely negatively impact our sales and operating results.

While the disruptions of the COVID-19 pandemic are expected to be temporary, the duration and financial impact of the pandemic cannot be estimated at this time, and the impact on our supply chain and customers has and could continue to have an adverse effect on our results of operations and cash flows. Further, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and an economic downturn that may continue to affect demand for our products and services, reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, impact our operating results, and have a negative impact on our liquidity and stock price. In addition, an extended recession or an additional financial market correction resulting from the spread of COVID-19 could, adversely affect demand for our products and services, our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. Given the uncertainty and potential economic volatility of the impact of the COVID-19 pandemic, the recent developments we have experienced may change based on new information that may emerge concerning COVID-19, the actions to contain it or address its impact and the economic impact on local, regional, national and international markets. In addition, the continued spread of COVID-19 and actions taken to mitigate such spread as well as the prolonged nature of the pandemic or the occurrence of other outbreaks of contagious diseases could adversely impact our business, financial condition, operating results and cash flows.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. We have experienced pricing increases from our suppliers and we have increased compensation to our employees to help ensure employee retention. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We have incurred and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

We have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, our executive officers and other personnel will need to devote substantial time regarding operations as a public company and compliance with applicable laws and regulations. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

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

In the United States, the TCJA enacted on December 22, 2017 significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

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

Our ability to use net operating losses and certain other tax assets to offset future income may be subject to certain limitations.

As of December 31, 2021, we had federal net operating loss carry forwards, or NOLs, of approximately $494.7 million, of which approximately $73.7 million will begin to expire in 2031, if not utilized. Unused NOLs may be carried forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For Section 382 purposes, an ownership change generally occurs where the aggregate equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). The Company has completed an ownership shift analysis through September 30, 2021 and determined that an ownership change has occurred on February 12, 2021 within the meaning of Section 382 and 383 of the Code. Based on our ownership change limitation study, we are limited to utilize only a portion of our pre-change federal NOLs and tax credits until 2026. However, the limitation due to the ownership change will not result in any of the NOLs or tax credits expiring untilized. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs and tax credits may also be limited  under similar provisions of state laws. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we had a net loss for all years in the aggregate.

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

Taxing authorities may successfully assert that we should have collected or we in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our planned future reliance on independent distributors to sell our products internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure investors that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

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

Risks Related to Government Regulation and Other Legal Compliance Matters

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

Our ultrasound imaging products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

●	design, development and manufacturing processes;
●	labeling, content and language of instructions for use and storage;
●	product testing, non-clinical studies and clinical trials;
●	regulatory authorizations, such as pre-market clearance or pre-market approval;
●	establishment registration, device listing and ongoing compliance with the QSR requirements;
●	advertising and promotion;
●	marketing, sales and distribution;
●	conformity assessment procedures;
●	product traceability and record-keeping procedures;
●	review of product complaints, complaint reporting, recalls and field safety corrective actions;
●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
●	post-market studies (if applicable); and
●	product import and export.

The laws and regulations to which we and our products are subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Further, if a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. If such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process.

Obtaining 510(k) clearance, De Novo classification, or PMA approval for medical devices can be expensive and time-consuming, and entails significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to 12 months, but it can last longer. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, non-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain than for a 510(k), and approval can take anywhere from at least one year to, in some cases, multiple years from the time the application is initially filed with the FDA. Modifications to products that are approved through a PMA application generally require further FDA approval. Some of our future products may require PMA approval. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of our existing products. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our products in a timely fashion or at all. Delays in obtaining future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.

We received 510(k) clearance for the Butterfly iQ in 2017, and the FDA determined, following a 2020 pre-submission meeting with us, that the Butterfly iQ+ was eligible to be marketed under the original 510(k) clearance. We may be required to obtain a new 510(k) clearance or PMA for significant post-market modifications to our products, including any modifications made to the Butterfly iQ+. In order to pave the way for at-home use of the Butterfly iQ+ and future products or services, we anticipate that we will need to validate at-home applications through focused clinical trials.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application, De Novo classification request, or 510(k) notification, a company must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements, however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

We are also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of our devices, labeling regulations and medical device reporting, or MDR, regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable to Butterfly, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	customer notification, or orders for repair, replacement or refunds;
●	voluntary or mandatory recall or seizure of Butterfly’s current or future products;
●	administrative detention by the FDA of medical devices believed to be adulterated or misbranded;
●	operating restrictions, suspension or shutdown of production;
●	refusal of our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;
●	rescission of 510(k) clearance or suspension or withdrawal of PMAs that have already been granted; and
●	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new or modified products will require FDA clearance of a 510(k) notification or FDA approval of a PMA application, or potentially a grant of a De Novo classification. The FDA may refuse our requests for 510(k) clearance or PMA of new products or may not clear or approve these products for the indications that are necessary or desirable for successful commercialization. Early stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether 510(k) and PMA submissions should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to gain clearance or approval for modifications to our currently approved or cleared products in a timely manner. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products, would have an adverse effect on our ability to expand our business.

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

For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if any of our products is considered to be susceptible to third-party tampering. In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and in August 2017, Congress passed the Medical Device User Fee reauthorization package, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. Since that time, the FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety, and issued a final rule to formalize the De Novo classification process to provide clarity to innovative device developers. In addition, the next FDA reauthorization package is currently being negotiated and is required to be finalized by Congress in mid-2022. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products.

It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect our business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change. For example, a 2018 Medical Device Safety Action Plan announced by former FDA Commissioner Gottlieb included a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product is on the market. The increased attention that the medical technology industry is receiving from FDA leadership that understands the challenging and rapidly changing nature of the U.S. health care system creates the possibility of unanticipated regulatory and other potential changes to our products and our overall business. In response to the COVID-19 public health emergency, the FDA’s device and diagnostic center leadership has exercised a significant amount of enforcement discretion to meet the medical community’s and patients’ needs for remote monitoring and other innovative solutions that involve digital health products. In December 2021, the FDA issued draft guidance documents describing a phased transition process for medical devices that were developed or modified during the course of the pandemic to treat COVID-19 patients or allow greater access to patients, including medical imaging devices that were developed or modified in accordance with FDA’s Enforcement Policy for Imaging Systems During the COVID-19 Public Health Emergency. It is unclear how those policies could impact the medical device industry in the future.

If we fail to obtain marketing authorization in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

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

The primary regulatory environment in Europe is that of the EEA, which is comprised of the Member States of the EU, Iceland, Liechtenstein and Norway. We cannot be certain that we will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA in light of the current transition period between the prior system, called the Medical Device Directive, or MDD, to the current system, called the Medical Device Regulation. The Medical Device Regulation went into force in May 2017 but allowed a three-year transition period until May 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. A one-year delay of the compliance date of the Medical Device Regulation was implemented in response to the COVID-19 pandemic, such that May 2021 was the deadline for industry compliance. Compared to the MDD, the Medical Device Regulation promotes a shift from the pre-approval stage (i.e., the path to CE Marking) to a life-cycle approach and places greater emphasis on clinical data and clinical evaluations to assure the safety and performance of new medical devices. Moreover, the Medical Device Regulation includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. Among other changes, many device manufacturers will need to switch notified bodies to one that has received its designation under the Medical Device Regulation, which will require those manufacturers to undergo an audit and have all their documentation reviewed by the new notified body before it can assess their medical device products under the new standards. European medical device manufacturers and distributors are currently benefiting from a grace period for legacy MDD certificates that lasts until May 26, 2024. For a product to qualify for the grace period, there must be no significant changes to such a legacy medical device as described in its existing MDD certificate; the recertification process under the Medical Device Regulation requires a demonstration that the performance and the safety of the currently marketed medical device has been maintained and that the system meets the new regulatory requirements. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the EU, and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

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

In addition, any of our products shipped internationally are also required to comply with the International Organization for Standardization, or ISO, quality system standards as well as European Directives and norms in order to produce products for sale in the EU. In addition, any of our products shipped internationally are also required to comply with the International Organization for Standardization, or ISO, quality system standards as well as European Directives and norms in order to produce products for sale in the EU. The FDA is also expected to publish proposed regulations in 2022 intended to modernize and harmonize the QSR with the applicable ISO standards, which may have wide-reaching effects on medical device production and the industry as a whole.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated adverse events or product malfunctions may result in a voluntary or involuntary product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations, such as a failure to obtain marketing approval or clearance before launching a new product. In February 2020, we initiated a voluntary recall of two software tools after being notified by the FDA that each of them required clearance via a 510(k) pre-market notification. The FDA evaluated the recall and subsequently terminated it in June 2020. In general, if we decide to make a change to our product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. If a change to a device addresses a violation of the federal Food, Drug, and Cosmetic Act, or FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall, withdrawal, or seizure of any product could materially and adversely affect consumer confidence in the Butterfly brand, lead to decreased demand for our products and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls when they were conducted by us or one of our agents.

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

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of our products could be impaired. Although our policy is to refrain from making statements or from disseminating promotional material that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations, although there are still significant risks in this area in part due to the potential False Claims Act exposure. Further, this area is subject to ongoing policy changes at the federal level, resulting in some degree of uncertainty for regulated businesses. For example, in August 2021, the FDA issued a final rule revising the agency’s  regulation governing the types of evidence relevant to determining the “intended use” of a medical device under the FDCA, which has significant implications for when a manufacturer or distributor has engaged in off-label marketing.

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

Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. We plan to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and have a material adverse effect on our business.

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

While we believe and make every effort to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in federal health care programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General for the U.S. Department of Health and Human Services, or OIG, Centers for Medicare & Medicaid Services, or CMS, and the U.S. Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

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

If we are found to have violated laws protecting the confidentiality and security of health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

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

Data localization laws in some countries may mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties and amounts could be significant.

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

There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our users. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

●	harm to customers and end-users;
●	business interruptions and delays;
●	the loss, misappropriation, corruption or unauthorized access of data;
●	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
●	reputational damage;
●	increase to insurance premiums; and
●	foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and as a result, certain sections of the Act have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Democrat-led presidential administration has been taking steps to strengthen the Affordable Care Act and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the healthcare economic impacts of the ongoing COVID-19 pandemic on many subsets of the U.S. population. In addition to the Affordable Care Act, there have been and will likely continue to be other federal and state changes that affect the provision of healthcare goods and services in the United States. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products and services are paid for and reimbursed by government and private payers, our business could be adversely impacted. Moreover, complying with any new legislation or reversing changes implemented under the Affordable Care Act could be time-intensive and expensive, resulting in a material adverse effect on the business.

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

Disruptions at the FDA and other agencies may also increase the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has since been further updated and is being refreshed on a periodic basis. The FDA has also noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting “mission-critical” domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.

Subsequently, in July 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. The agency’s rating system is used to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA’s assessment of whether an inspection is mission-critical considers many factors related to the public health benefit of U.S. patients having access to the product subject to inspection, including whether the products are used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute. Both for-cause and pre-approval inspections can be deemed mission-critical.

Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown or slowdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our future business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Butterfly’s Intellectual Property

If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2021, we owned approximately 352 issued patents and approximately 455 pending patent applications. Of our approximately 352 issued patents, approximately 104 were issued U.S. utility patents and approximately 35 were issued U.S. design patents. Of our approximately 455 pending patent applications, approximately 145 were pending U.S. utility patent applications and approximately 13 were pending U.S. design applications. In addition, as of December 31, 2021, we owned approximately 213 issued patents in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, and 293 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, corresponding to the foregoing. In total, as of December 31, 2021, we owned approximately 187 patent families generally directed to our ultrasound products, including manufacturing, circuit components and add-on features. These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2030 and 2042. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

●	We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or granted patents;
●	We or our licensors might not have been the first to file patent applications for our inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or USPTO, that could result in substantial cost to us. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;
●	Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;
●	It is possible that our owned or licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;
●	We may not develop additional proprietary products and technologies that are patentable;
●	The patents of others may have an adverse effect on our business; and
●	While we apply for patents covering our products and technologies and uses thereof, as we deem appropriate, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions

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

We entered into a Technology and Services Exchange Agreement, or the TSEA, by and among us and other participant companies controlled by the Rothbergs, consisting of AI Therapeutics, Inc., Quantum-Si Incorporated, Hyperfine Operations, Inc. (f/k/a Hyperfine, Inc.), 4Bionics LLC, Tesseract Health, Inc., Liminal Operations, Inc. (f/k/a Liminal Sciences, Inc.) and Detect, Inc. (f/k/a Homodeus Inc.). The TSEA, signed in November 2020, became effective upon the Closing. Under the TSEA, we and the other participant companies may, in their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including the Company) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company, or Created IP, will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

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

Our wafer bonding technology for use in ultrasound applications is licensed co-exclusively to us from Stanford until the end of December 2023, at which time the license becomes non-exclusive. We also license on a non-exclusive basis 7 active patents from Stanford. We do not own the patents that underlie these licenses. Our rights to use the licensed technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under the license agreements with Stanford include the following:

●	royalty payments;

●	meeting certain milestones pertaining to development, commercialization and sales of products using the licensed technology;
●	annual maintenance fees;
●	using commercially reasonable efforts to develop and sell a product using the licensed technology and developing a market for such product; and
●	providing certain reports.

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

Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operations.

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

Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our products. There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space. As we face increasing competition and as our business grows, we will likely face more claims of infringement. If a third party claims that we or any of our licensors, customers or collaboration partners infringe upon a third party’s intellectual property rights, we may have to:

●	seek licenses that may not be available on commercially reasonable terms, if at all;
●	abandon any infringing product or redesign our products or processes to avoid infringement;
●	pay substantial damages including, in an exceptional case, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;
●	pay substantial royalties or fees or grant cross-licenses to our technology; or
●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

In addition, patent litigation can be very costly and time-consuming. An adverse outcome in any such litigation or proceedings may expose us or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

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

We have chosen, and we may choose in the future, to use open source software in our products, including our Software Development Kit, or SDK, which is meant to provide a governed ecosystem for third parties to create content and applications that will serve to enrich the overall software ecosystem and deliver additional clinical and product advancements for our users. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that have issued, or may issue, from our owned or in-licensed patent applications;
●	we might not have been the first to make the inventions covered by a pending patent application that we own or license;
●	we might not have been the first to file patent applications covering an invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	pending patent applications that we own or license may not lead to issued patents;
●	patents, if issued, that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we may not be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;
●	third parties may be able to also license the intellectual property that we have licensed nonexclusively;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operations.

Risks Related to Our Securities and to Being a Public Company

The Company’s outstanding warrants became exercisable for the Company’s Class A common stock upon the first anniversary of Longview’s initial public offering. The exercise of these outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of February 1, 2022, there were 13,799,457 outstanding public warrants to purchase 13,799,457 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable 12 months from the closing of our initial public offering, which occurred on May 26, 2020. In addition, as of February 1, 2022, there were 6,853,333 private placement warrants outstanding exercisable for 6,853,333 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the public warrants and private placement warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

As previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for public warrants and private placement warrants issued in connection with our initial public offering. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In response to this material weakness we implemented our remediation plan, which included acquiring enhanced access to accounting literature, research materials and documents and improving the communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our enhanced review processes and procedures were in place as of December 31, 2021. We have tested the related internal controls and have concluded, through testing, that the newly implemented controls are operating effectively, and that the material weakness previously identified has been remediated as December 31, 2021.

If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of February 1, 2022, Dr. Rothberg controls approximately 76.9% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. As of February 1, 2022, Dr. Rothberg holds all of the issued and outstanding shares of our Class B common stock and holds approximately 76.9% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may affect the market price of shares of our Class A common stock.

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

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These provisions provide for, among other things:

●	the ability of our board of directors to issue one or more series of preferred stock;
●	stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of our capital stock;
●	certain limitations on convening special stockholder meetings;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
●	amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock and (ii) at least two-thirds of the outstanding shares of our Class B common stock, voting as a separate class; and
●	a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Dr. Rothberg has the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg owns less than a majority of the outstanding shares of our capital stock.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our hardware and software products. This liability may vary based on the FDA classification associated with our devices and with the laws of the state or other applicable jurisdiction governing product liability standards applied to specification developers and/or manufacturers in a given negligence or strict liability lawsuit. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. The risk of product liability claims may also increase if our products are subject to a product recall, whether voluntary or mandatory, or government seizure. Product liability claims may be brought by individuals or by groups seeking to represent a class.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Healthcare providers may use our products in a manner that is inconsistent with the products’ labeling and that differs from the manner in which they were used in clinical studies and authorized for marketing by the FDA. Off-label use of products by healthcare providers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or result in reduced acceptance of, our products in the market.

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

We are currently subject to a securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

On February 16, 2022, a purported class action lawsuit was filed against us, certain of our executive officers and directors, and certain of Longview’s executive officers and directors prior to the Business Combination, alleging violations of the Exchange Act and Rule 10b-5 and Rule 14a-9 promulgated thereunder. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between February 16, 2021 and November 15, 2021 and/or holders as of the record date for the special meeting of shareholders held on February 12, 2021 in connection with the approval of the Business Combination. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects, including the impact of the COVID-19 pandemic. While we intend to vigorously defend against this action, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. This action may divert management resources, we may incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently maintain our executive offices at 530 Old Whitfield Street, Gutilford, Connecticut. In addition, during fiscal year 2021, we signed a lease for office space in Burlington, Massachusetts for our corporate headquarters. The Burlington, Massachusetts operating lease expires in 2032. The lease is for approximately 61,138 rentable square feet consisting of the entire building located at 1600 District Avenue. In addition to serving as our corporate headquarters, the office will also support our sales, marketing, research and development and other general and administrative functions. We expect to begin occupying the Burlington, Massachusetts office space in the first half of fiscal year 2022.

We also occupy other office space domestically in New York, New York, Guilford, Connecticut and Palo Alto, California. We also occupy office space internationally in Taiwan. We lease the office space under operating leases. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey against the Company, its President and Chief Executive Officer, its Chief Financial Officer, the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer and members of Longview’s board of directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between February 16, 2021 and November 15, 2021 and/or holders as of the record date for the special meeting of shareholders held on February 12, 2021 in connection with the approval of the Business Combination. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects, including the impact of the COVID-19 pandemic. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants to purchase Class A common stock are traded on the NYSE under the symbols “BFLY” and “BFLY WS” respectively.

Stockholders

As of February 1, 2022, the Company had approximately 171,733,179 shares of Class A common stock issued and outstanding held of record by 325  holders, approximately 26,426,937 shares of Class B common stock issued and outstanding held of record by five holders, approximately 13,799,457 public warrants held of record by one holder and 6,853,333 private placement warrants issued in connection with Longview’s initial public offering held of record by one holder, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.[RESERVED]

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

Overview

We are an innovative digital health business transforming care with hand-held, whole body ultrasound. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a unique combination of cloud-connected software and hardware technology that is easily accessed through a mobile app.

Butterfly iQ+ is an ultrasound transducer that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. Butterfly aims to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions.  We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors and our eCommerce channel.

Business Combination

On February 12, 2021 we completed the business combination with Longview (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of November 19, 2020 (the “Business Combination Agreement”), by and among Longview Acquisition Corp. (“Longview” or “the Company”), Clay Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Butterfly Network, Inc., a Delaware corporation (“Legacy Butterfly”). The Business Combination was approved by Longview's stockholders at its special meeting held on February 12, 2021.  The transaction resulted in the Company being renamed to "Butterfly Network, Inc.," Legacy Butterfly being renamed “BFLY Operations, Inc.” and the Company’s Class A common stock and warrants to purchase Class A common stock commencing trading on the New York Stock Exchange ("NYSE") on February 16, 2021 under the symbol "BFLY" and “BFLY WS”, respectively. As a result of the Business Combination, we received gross proceeds of approximately $589 million.

COVID-19

The COVID-19 pandemic that began in 2020 has created significant global economic uncertainty. Uncertainty remains regarding the extent, timing and duration of the pandemic, including the emergence of new strains of the virus that may be more contagious or virulent and the extent to which the availability of vaccines and other safety measures will positively impact public health conditions. The uncertainty and potential economic volatility impact our customer base, supply chains, business practices and employees.

The COVID-19 pandemic and its economic impact have caused financial strain on our customer base due to decreased funding and other revenue shortfalls. With the recent Delta and Omicron variant waves of infections, we have seen our customer base become further strained in solving immediate problems associated with the variants. As a result, some of our customers have had to shift their attention to these pressing issues, resulting in longer sales cycles and slower adoption in the near term.

In addition, the issues originally brought on by COVID-19 continue to have an ongoing adverse impact on global supply chains, including ours. We have experienced constraints in availability, increasing lead times and costs required to obtain some inventory components. We have and will continue to implement operating efficiencies in our supply chain and manufacturing processes to help offset the cost increases in component parts for our device.

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

We continue to closely monitor the developments of COVID-19 for any material impact on our business. Given the uncertainty and potential economic volatility of the impact of the COVID-19 pandemic, the recent developments we have experienced may change based on new information that may emerge concerning COVID-19, the actions to contain it or address its impact and its economic impact on local, regional, national and international markets.

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

Units fulfilled decreased by 839, or 11.1%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily caused by the positive impact of the launch of the Butterfly iQ+ and certain sales initiatives in the prior year period and slowing sales in our e-commerce channel. The decrease was partially offset by increased sales from our veterinary, distributor and direct sales force channels.

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

Subscription mix increased by 4.1 percentage points, to 24.1% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was due to an increased volume of units fulfilled and corresponding licenses sold since the prior year and current year subscription renewals, as well as the timing of revenue recognition for our SaaS and other subscription contracts and the timing of units fulfilled during the quarter. Revenue from such contracts is deferred and recognized over the service period.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our consolidated financial statements in understanding the core operating results that our management uses to evaluate the business and for financial planning purposes. Our non-GAAP financial measures, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA, provide an additional tool for investors to use in comparing our financial performance over multiple periods.

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

The following table reconciles Adjusted Gross Profit to gross profit and Adjusted Gross Margin to gross margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP:

	Years ended December 31,
	2021	2020	2019
Revenue	$62,565	$46,252	$27,583
Cost of revenue	45,511	107,475	48,478
Gross profit	$17,054	$(61,223)	$(20,895)

Gross margin	27.3%	(132.4)%	(75.8)%

Add:
Depreciation and amortization	536	140	16
Warranty liability policy change	(560)	—	—
Loss on purchase commitments	13,965	60,113	9,500
Inventory write-downs	582	2,570	—
Adjusted gross profit	$31,577	$1,600	$(11,379)

Adjusted gross margin	50.5%	3.5%	(41.3)%

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

Our non-recurring discretionary bonuses are excluded from Adjusted EBITDA when they are outside the normal course of operations for our business and were given at the discretion of management due to the completion of the Business Combination. The non-recurring costs related to the executive transition include one-time severance and bonus payments and the recruiting expenses for our current CEO. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs. The non-recurring losses on purchase commitments relate to inventory supply agreements where the expected losses exceed the benefit of the contracts and the non-recurring inventory write-down adjustments are for excess and obsolete inventory resulting from a shift in product lines. The non-recurring impairment relates to other long term assets that are not expected to be utilized in subsequent periods.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP:

	Years ended December 31,
(In thousands)	2021	2020	2019
Net loss	$(32,409)	$(162,745)	$(99,697)
Interest income	(2,573)	(285)	(2,695)
Interest expense	651	1,141	—
Change in fair value of warrant liabilities	(161,095)	—	—
Other expense, net	2,577	231	96
Provision for income taxes	121	39	—
Stock based compensation	47,798	11,004	6,038
Depreciation and amortization	2,090	1,316	758
CEO transition costs	5,398	—	—
Warranty liability policy change	(560)	—	—
Transaction bonus	1,653	—	—
Impairments	—	1,390	—
Loss on purchase commitments	13,965	60,113	9,500
Inventory write-downs	582	2,570	—
Adjusted EBITDA	$(121,802)	$(85,226)	$(86,000)

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and related services, classified as subscription revenue on our consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and Support. SaaS subscriptions include licenses for teams and individuals as well as enterprise level subscriptions. For sales of products, which include the ultrasound devices and any ultrasound device accessories, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Over time as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward subscriptions. The quarterly revenue mix may be impacted by the timing of device sales.

Cost of revenue

Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and decrease as a percentage of revenues over time as we focus on operational efficiencies in our supply chain and take appropriate pricing actions. Additionally, we expect there will continue to be supply constraints; our suppliers are continuing to raise prices and may continue to raise prices in the future, which we may not be able to offset through pricing actions and manufacturing efficiencies.  In 2021, due to supply constraints, many of our suppliers increased costs but we were largely able to offset these costs. Furthermore, as the Company has new product releases, the costs incurred may fluctuate as the costs of new products may be greater than previous product releases.

Cost of subscription revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards subscriptions. We plan to continue to invest additional resources into our products to expand and further develop our SaaS offerings. The level and timing of investment in these areas could affect our cost of subscription revenue in the future. We expect the cost of subscription revenue to increase as a percentage of subscription revenue in the near term due to the investments we are making, but will continue to be lower than the cost of product revenue as a percentage of product revenue.

Loss on product purchase commitments relates to inventory supply agreements where the expected losses exceed the benefit of the contracts. We consider a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on our limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in our assessment, and therefore the loss may change in the future.

Research and development (R&D)

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expense, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our research and development expenses are related to developing new products and services and improving existing products and services, which we define as not having reached the point of commercialization, and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities. Prospectively on an annual basis, we expect research and development spending to increase in absolute dollars in the near term and then fluctuate over time due to the level and timing of our product development efforts. In the near term, we expect research and development expenses as a percentage of revenue to increase on an annual basis.  On a quarterly basis, we expect research and development expenses as a percentage of revenue will fluctuate given the level and timing of the product development efforts as well the amount of revenue recognized in a period.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, digital marketing, advertising, promotional, as well as conferences, meetings and other events and related facilities and information technology costs. We expect our sales and marketing expenses to increase in absolute dollars in the long term as we continue to increase the size of our direct sales force and sales support personnel and expand into new products and markets. We expect our sales and marketing expenses will also increase in the near term as we promote our brand through marketing and advertising initiatives, expand market presence and hire additional personnel to drive penetration and generate leads. In the near term, we expect that sales and marketing expenses as a percentage of revenues will increase on an annual basis and then fluctuate over time as we evaluate expansion opportunities. On a quarterly basis, we expect sales and marketing expenses as a percentage of revenue may fluctuate given the level and timing of the sales and marketing initiatives as well the amount of revenue recognized in a period.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs and outside services. Outside services consist of professional services, legal and other professional fees. We expect our general and administrative expenses to increase in absolute dollars in the foreseeable future. In the near term, we anticipate general and administrative expenses as a percentage of revenue will decrease on an annual basis. On a quarterly basis we expect it to fluctuate over time due to the timing and amount of these expenses as well the amount of revenue recognized in a period.

Results of Operations

We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2021		2020		2019
		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$47,868	76.5%	$38,347	82.9%	$25,081	90.9%
Subscription	14,697	23.5%	7,905	17.1%	2,502	9.1%
Total revenue:	$62,565	100.0%	$46,252	100.0%	$27,583	100.0%
Cost of revenue:
Product	29,308	46.8%	46,294	100.1%	38,357	139.1%
Subscription	2,238	3.6%	1,068	2.3%	621	2.3%
Loss on product purchase commitments	13,965	22.3%	60,113	130.0%	9,500	34.4%
Total cost of revenue:	$45,511	72.7%	$107,475	232.4%	$48,478	175.8%
Gross profit	$17,054	27.3%	$(61,223)	(132.4)%	$(20,895)	(75.8)%

Operating expenses:
Research and development	74,461	119.0%	49,738	107.5%	48,934	177.4%
Sales and marketing	49,604	79.3%	26,263	56.8%	14,282	51.8%
General and administrative	85,717	137.0%	24,395	52.7%	18,185	65.9%
Total operating expenses	$209,782	335.3%	$100,396	217.1%	$81,401	295.1%

Loss from operations	$(192,728)	(308.0)%	$(161,619)	(349.4)%	$(102,296)	(370.9)%
Interest income	2,573	4.1%	285	0.6%	2,695	9.8%
Interest expense	(651)	(1.0)%	(1,141)	(2.5)%	—	—%
Change in fair value of warrant liabilities	161,095	257.5%	—	—%	—	—%
Other income (expense), net	(2,577)	(4.1)%	(231)	(0.5)%	(96)	(0.3)%

Loss before provision for income taxes	$(32,288)	(51.6)%	$(162,706)	(351.8)%	$(99,697)	(361.4)%

Provision for income taxes	121	0.2%	39	0.1%	—	—%

Net loss	$(32,409)	(51.8)%	$(162,745)	(351.9)%	$(99,697)	(361.4)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$47,868	$38,347	$9,521	24.8%
Subscription	14,697	7,905	6,792	85.9%
Total revenue:	$62,565	$46,252	$16,313	35.3%

Total revenue increased by $16.3 million, or 35.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Product revenue increased by $9.5 million, or 24.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ+ probes sold, as a result of our increased investment in our sales and marketing efforts domestically and internationally. In addition, product revenue was positively impacted as we were able to sell our probes for higher prices due to a unit price increase beginning in the third quarter and reduced discounting in the contract. For the year ended December 31, 2020, product revenue was positively impacted by COVID-19, as the Butterfly iQ was utilized in the monitoring of acute symptoms of COVID-19, although we are unable to measure precisely the positive impact of COVID-19 on our revenue for the year end December 31, 2020.

Subscription revenue increased by $6.8 million, or 85.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices, as well as the current year subscription renewals.

Cost of revenue

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Product	$29,308	$46,294	$(16,986)	(36.7)%
Subscription	2,238	1,068	1,170	109.6%
Loss on product purchase commitments	13,965	60,113	(46,148)	(76.8)%
Total cost of revenue:	$45,511	$107,475	$(61,964)	(57.7)%
Percentage of revenue	72.7%	232.4%

Cost of product revenue decreased by $17.0 million, or 36.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was driven by the sale of our second generation product, the Butterfly iQ+, which is less costly to produce. The overall decrease of product cost of revenue was primarily driven by decreases in product costs of $9.2 million, a decrease in warranty expense of $1.9 million and a decrease in net realizable value inventory adjustments and excess and obsolete inventory charges of $7.7 million. The decreases were partially offset by an increase in component product costs related to global supply chain constraints of $1.2 million and an increase in royalty fees due to increased sales of the Butterfly iQ+ of $0.6 million.

Cost of subscription revenue increased by $1.2 million, or 109.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by increased cloud hosting costs and amortization expenses.

Loss on product purchase commitments decreased by $46.1 million, or 76.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.  The decrease is primarily due to a lower purchase commitment loss based on an estimate of future excess inventory related to an agreement with a certain third-party vendor of $39.1 million. Additionally, the decrease is due to the non-recurrence of losses on purchase commitments with other third-party vendors recorded in the prior year of $7.0 million.

Research and development

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Research and development	$74,461	$49,738	$24,723	49.7%
Percentage of revenue	119.0%	107.5%

Research and development expenses increased by $24.7 million, or 49.7%, for the year ended December 31, 2021  compared to the year ended December 31, 2020. This increase was primarily driven by increases in personnel costs including stock-based compensation expense of $19.8 million, an increase in software costs of $1.2 million and an increase in professional service fees of $3.5 million as we continue to invest in expanding our overall product development capabilities and resources.

Sales and marketing

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$49,604	$26,263	$23,341	88.9%
Percentage of revenue	79.3%	56.8%

Sales and marketing expenses increased by $23.3 million, or 88.9%, for the year ended December 31, 2021  compared to the year ended December 31, 2020. This increase was primarily driven by an increase in personnel cost including stock-

based compensation of $14.8 million, an increase in demand generation costs of $4.7 million due to investments made to promote sales growth, an increase in travel and entertainment costs of $1.1 million related to internal and external events and an increase in professional service fees of $1.4 million to support our sales and marketing efforts.

General and administrative

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
General and administrative	$85,717	$24,395	$61,322	251.4%
Percentage of revenue	137.0%	52.7%

General and administrative expenses increased by $61.3 million, or 251.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily due to an increase in stock-based compensation expense of $26.8 million due to the additional awards granted and the performance condition for certain restricted stock units being achieved upon the Closing of the Business Combination. In addition to stock-based compensation, the increase was primarily driven by increased personnel costs of $18.6 million due to investments made to scale up our back-office support and executive functions, certain costs with regards to our CEO transition, an increase in recruiting expense of $3.5 million, an increase in professional services of $6.6 million, an increase in software costs of $1.7 million and an increase in other general and administrative costs incremental to being a publicly traded company of $3.3 million.

Loss from operations

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Loss from operations	$(192,728)	$(161,619)	$(31,109)	19.2%
Percentage of revenue	(308.0)%	(349.4)%

Loss from operations increased by $31.1 million, or 19.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily a result of increases in operating expenses of $109.4 million partially offset by an increase in gross profit of $78.3 million. The increase in gross profit was primarily due to a higher volume of sales, lower cost of product revenue and lower losses on purchase commitments.

Net loss

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Net loss	$(32,409)	$(162,745)	$130,336	(80.1)%
Percentage of revenue	(51.8)%	(351.9)%

Net loss decreased by $130.3 million, or 80.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease in net loss was primarily a result of the gain for the change in the fair value of the warrant liabilities of $161.1 million. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year. The gain was partially offset by the increased loss from operations of $31.1 million.

Comparison of the Years Ended December 31, 2020 and 2019

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements. We reclassified the loss on product purchase commitments that was recorded within cost of product revenue on the consolidated statement of operations and comprehensive loss to be presented separately.

Revenue

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
Revenue:
Product	$38,347	$25,081	$13,266	52.9%
Subscription	7,905	2,502	5,403	215.9%
Total revenue:	$46,252	$27,583	$18,669	67.7%

Total revenue increased by $18.7 million, or 67.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Product revenue increased by $13.3 million, or 52.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in product revenue was primarily driven by a higher volume of Butterfly iQ probes sold, as a result of our increased investment in our sales and marketing efforts.

Subscription revenue increased by $5.4 million, or 215.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was driven by an increased volume of our SaaS subscriptions sold in conjunction with sales of our devices.

Cost of revenue

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
Cost of revenue:
Product	$46,294	$38,357	$7,937	20.7%
Subscription	1,068	621	447	72.0%
Loss on product purchase commitments	60,113	9,500	50,613	532.8%
Total cost of revenue:	$107,475	$48,478	$58,997	121.7%
Percentage of revenue	232.4%	175.8%

Cost of product revenue increased by $7.9 million, or 20.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by a $6.9 million increase in costs as a result of increased volume of devices sold and $2.6 million in non-recurring inventory write-downs.

Cost of subscription revenue increased by $0.4 million, or 72.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by increased cloud hosting costs.

Loss on product purchase commitments increased by $50.6 million, or 532.8%, for the year ended December 31, 2020 compared to the  year ended December 31, 2019. During 2019, we signed a multi-year inventory supply arrangement with a certain third party manufacturing vendor. The agreement includes a vendor advance payment that was written down during the year ended December 31, 2019, resulting in a $9.5 million loss on purchase commitments. Based on the assessment of our demand forecast and agreement specific provisions, we also recognized a $53.2 million loss during the year ended December 31, 2020 related to minimum purchase commitments for inventory that is expected to not be sold through. In addition, as a result of a shift in production from the Butterfly iQ to the Butterfly iQ+, we renegotiated certain inventory purchase commitments with other third party manufacturing vendors and as a result we recognized the expected losses on those commitments of $7.0 million for the year ended December 31, 2020.

Research and development

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
Research and development	$49,738	$48,934	$804	1.6%
Percentage of revenue	107.5%	177.4%

Research and development expenses increased by $0.8 million, or 1.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by increased personnel costs of $7.2 million as we continue to invest in expanding our internal research capabilities. These expenses were partially offset by lower spending on consulting of $1.8 million, travel costs of $1.4 million, fabrication of $2.6 million and other research and development costs of $0.6 million.

Sales and marketing

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
Sales and marketing	$26,263	$14,282	$11,981	83.9%
Percentage of revenue	56.8%	51.8%

Sales and marketing expenses increased by $12.0 million, or 83.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by higher personnel cost and benefits of $9.3 million associated with increases in sales and sales personnel and higher demand generation costs of $2.5 million due to investments made to promote sales growth.

General and administrative

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
General and administrative	$24,395	$18,185	$6,210	34.1%
Percentage of revenue	52.7%	65.9%

General and administrative expenses increased by $6.2 million, or 34.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by increased personnel costs of $4.8 million due to investments made to scale up our back-office support and executive functions, increased consulting and professional services of $0.9 million and an increased bad debt expense of $0.6 million.

Loss from operations

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
Loss from operations	$(161,619)	$(102,296)	$(59,323)	58.0%
Percentage of revenue	(349.4)%	(370.9)%

Loss from operations increased by $59.3 million, or 58.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily a result of a gross margin decrease of $40.3 million and increases in operating expenses of $19.0 million. The decrease in gross margin was primarily due to losses from purchase commitments of $60.1 million in the year ended December 31, 2020, partially offset by an increase of $10.3 million in margin on products and subscription revenue items and $9.5 million in vendor advance write-downs in the prior year.

Net loss

	Year ended December 31,
(in thousands)	2020	2019	Change	% Change
Net loss	$(162,745)	$(99,697)	$(63,048)	63.2%
Percentage of revenue	(351.9)%	(361.4)%

Net loss increased by $63.0 million, or 63.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily a result of a higher operating loss of $59.3 million and lower interest income of $2.4 million.

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

We expect to continue to incur losses from operations, as we continue to invest in research and development of our products and in sales and marketing efforts into expanding new markets and verticals as well as continued efforts in existing markets and verticals.

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

Our cash and cash equivalents balance as of December 31, 2021 was $422.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

We have restricted cash of $4.0 million as of December 31, 2021 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.

Our material cash requirements include our facility lease arrangements for office space and inventory purchase obligations. As of December 31, 2021, we had fixed lease payment obligations of $42.6 million, with $2.0 million payable within 12 months. The purchase obligations are primarily related to contracts for key inventory components in our manufacturing process.  As of December 31, 2021, we had fixed purchase obligations of $116.1 million, with $62.2 million payable within 12 months. We expect to pay for approximately half of the fixed purchase obligations payable within the next twelve months using vendor advances.

As of December 31, 2021, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Cash flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(189,187)	$(81,700)	$(120,432)
Net cash used in investing activities	(9,870)	(2,376)	(4,468)
Net cash provided by financing activities	565,692	54,280	324
Net (decrease) increase in cash, cash equivalents and restricted cash	$366,635	$(29,796)	$(124,576)

Comparison of the period for the years ended December 31, 2021 and December 31, 2020

Cash flows used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by financing activities such as the Business Combination will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities increased by $107.5 million, or 131.6%, for the year ended December 31, 2021 compared to year ended December 31, 2020. The increase in net cash used in operating activities was due to a $65.6 million increase in accrued purchase commitments resulting from increased purchases of inventory components and purchase commitment losses recorded during the period. This increase was partially offset by a decrease of $12.2 million in inventories due to the costs of revenue recognized during the period. The increase in net cash used in operating activities was also due to an $10.6 million increase in prepaid expenses and other assets to be used in operations, as well as a $30.8 million increase in accounts payable and accrued expenses due to the timing of expenses and payments. Additionally, there was a $138.7 million increase in adjustments to reconcile net loss partially offset by a $130.3 million decrease in net losses. The increase in the adjustments to reconcile net loss was primarily due to the change in fair value of warrant liabilities of $161.1 million.

Cash flows used in investing activities

Net cash used in investing activities increased by $7.5 million, or 315.4%, for the year ended December 31, 2021 compared to year ended December 31, 2020. The increase was primarily due to an increase of $5.5 million in purchases of property and equipment to support the growth and scaling of the business. The increase was also due to the investment activity for the funds received from the Business Combination.

Cash flows provided by financing activities

Net cash provided by financing activities increased by $511.4 million or 942.2%, for the year ended December 31, 2021 compared to year ended December 31, 2020. The increase was primarily due to net proceeds from the Business Combination of $548.4 million. Additionally, the proceeds from the exercise of stock options increased by $19.7 million, which was partially offset by a $4.4 million repayment of a loan under the Paycheck Protection Program that was issued in fiscal 2020, the non-recurrence of $50.0 million of proceeds from the issuance of convertible debt in fiscal 2020 and $4.4 million of proceeds from the loan payable issued in fiscal 2020.

Comparison of the period for the years ended December 31, 2020 and December 31, 2019

Cash flows used in operating activities

Net cash used in operating activities decreased by $38.7 million, or 32.2%, to $81.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in net cash used in operating activities resulted from higher outstanding liabilities of $58.9 million and lower vendor advances of $50.2 million due to a spending ramp in 2019 that did not recur in 2020. The higher outstanding liabilities consisted of a purchase commitments accrual of $42.6 million due to minimum purchase commitments for inventory that could not be sold through, as well as higher accrued expenses and other liabilities of $8.7 million and accounts payable of $8.6 million resulting from the timing of payments. The decrease in net cash used in operating activities was also due to an increase of non-cash charges of $14.0 million. The increase of $14.0 million was primarily the result of an increase in stock-based compensation expense of $5.0 million and an increase in inventory write-downs of $4.4 million as well as an impairment charge of $1.4 million for other long term assets.

The offsetting decrease resulted from an increase in net loss of $63.0 million on a year over year basis and increases in cash used for inventory and accounts receivable of $22.1 million and $3.2 million, respectively. The increase in cash used for inventory is due to maintaining higher levels of inventory on hand for expected sales growth in future years.

Cash flows used in investing activities

Net cash used in investing activities decreased by $2.1 million, or 46.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to our lower spending on machinery and equipment and leasehold improvements.

Cash flows provided by financing activities

For the year ended December 31, 2020, net cash provided by financing activities was $54.3 million, reflecting net proceeds from the issuance of $47.9 million in convertible debt, proceeds received of $4.4 million under the Paycheck Protection Program and proceeds of $2.0 million from the exercise of stock options.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The process of preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the period. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis.  Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We generate revenue from the sale of products and subscriptions. Our contracts with customers often include multiple performance obligations. Generally, we have identified the following performance obligations can be promised in our contracts with customers:

•	Hardware devices and accessories;

•	Maintenance and support for the software that is used in connection with the hardware devices, including the right to an unspecified number of software updates as and when available;

•

Cloud-based software subscriptions, which represent an obligation to provide the customer with ongoing access to our hosted software applications on a continuous basis throughout the subscription period;

•	Implementation and integration services; and

•	Extended warranties.

Transaction price is allocated to all identified performance obligations based on relative standalone selling prices of the underlying goods or services. For most performance obligations except certain services, we have an observable standalone selling price. We use estimation techniques, which require significant judgment, to estimate the standalone selling price for goods and services for which an observable selling price is not available. Our sales of hardware devices represent a bundled sale of a good and a service that includes two performance obligations. We have an observable standalone selling price for the bundle and estimate the standalone selling price of the performance obligations within the bundle using estimation techniques that maximize the use of observable inputs.

Each unit of hardware devices and accessories is a performance obligation satisfied at a point in time, usually upon transfer of control of the good to the customer. Our services, including the cloud-based software subscriptions, extended warranties, and support and maintenance, are stand-ready obligations that are satisfied over time. We use the time elapsed (straight-line) measure of progress to recognize revenue.

We account for the warranty as an assurance type warranty. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue and as liability in accrued expenses. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices.

Our contracts with customers include variable consideration in the form of refunds and credits for product returns and price concessions. We estimate variable consideration using the expected value method based on a portfolio of data from similar contracts.

Stock-based compensation

Our stock-based compensation program includes restricted stock units and stock option grants to our employees, directors and consultants. Stock options are granted at exercise prices not less than the fair market value of our common stock at the dates of grant. For purposes of restricted stock unit grants, the grant date fair value is calculated as the fair market value of the stock on the date of grant. Stock-based compensation expense is recognized over the requisite service periods of awards, which is typically three to four years.  We do not apply a forfeiture rate assumption to our awards.

The fair values of stock option grants are estimated using a Black-Scholes option-pricing model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require significant judgment and changes in assumptions could have a significant impact in the determination of stock-based compensation expense.

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to our net operating loss carryforwards.

Inventory and inventory valuation

Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value (“NRV”). We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends and record a write-down against the cost of inventories for NRV below cost. NRV is based upon an estimated average selling price reduced by the estimated costs of completion, disposal, and transportation. The determination of NRV involves numerous judgments including estimating selling prices, existing customer orders, and estimated costs of completion, disposal, and transportation. If actual market conditions differ from our estimates, future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value.

The valuation of inventory also requires us to estimate excess and obsolete inventory. We periodically review the age, condition and turnover of our inventory to determine whether any inventory has become obsolete or has declined in value and incur a charge to operations for known and anticipated inventory obsolescence. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products, including whether older products can be re-manufactured into new products. The evaluation also takes into consideration new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, product merchantability and other factors. Market conditions are subject to change and if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on gross margin.

Losses expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventory items are recognized unless the losses are recoverable through firm sales contracts or other means. We consider a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on our limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in our assessment, and therefore the loss may change in the future.

We capitalize manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate and allocation of the direct labor, materials costs and other overhead costs incurred related to inventory acquired or produced but not sold during the respective period.  Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in future periods based on our rate of inventory turnover.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted” to our consolidated financial statements contained in this Annual Report on Form 10-K.

Emerging Growth Company

We were an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). However, based on the market value of our common stock held by non-affiliates as of June 30, 2021, we became a large accelerated filer and thus ceased to be an emerging growth company on December 31, 2021. As a result, we were required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we are no longer able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We did not have any floating rate debt as of December 31, 2021. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, to the extent our costs are subject to inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Disclosure controls and procedures  are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

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

In response to this material weakness we implemented our remediation plan previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020.  Our plan included acquiring enhanced access to accounting literature, research materials and documents and improving the communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions.

Our enhanced review processes and  procedures were in place as of December 31, 2021. We have tested the related internal controls and have concluded, through testing, that the newly implemented controls are operating effectively, and that the material weakness previously identified has been remediated as December 31, 2021.

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following table sets forth certain information concerning our executive officers and directors as of February 1, 2022:

Name	Age	Position
Executive Officers:
Todd M. Fruchterman, M.D., Ph.D.	52	President, Chief Executive Officer and Director
Stephanie Fielding(1)	40	Chief Financial Officer
John Martin	63	Chief Medical Officer
Mary Miller	47	General Counsel and Corporate Secretary
Stacey Pugh	49	Chief Commercial Officer
Troy Quander	51	Senior Vice President Regulatory & Quality
Andrei Stoica, Ph.D.	49	Chief Technology Officer
Darius Shahida	30	Chief Strategy Officer and Chief Business Development Officer

Non-Employee Directors:
Jonathan M. Rothberg, Ph.D.	58	Chairman of the Board
Larry Robbins	52	Director
Dawn Carfora	50	Director
Elazer Edelman, M.D., Ph.D.	65	Director
John Hammergren	63	Director
Gianluca Pettiti	43	Director
S. Louise Phanstiel	63	Director
Erica Schwartz, M.D., J.D., M.P.H.	50	Director

(1)	As previously reported, Ms. Fielding delivered her resignation as our Chief Financial Officer effective as of April 30, 2022.

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

John Martin, M.D. has served as our Chief Medical Officer since November 2020 and previously served as the Chief Medical Officer of Legacy Butterfly and 4Catalyzer Corporation since April 2017. Prior to joining Legacy Butterfly and 4Catalyzer Corporation, Dr. Martin was at Medstar Health. Dr. Martin is also an Assistant Professor in the Division of Vascular Surgery at the University of Maryland. Dr. Martin completed a residency in general surgery and vascular surgery at Parkland Memorial Hospital in Dallas, Texas.  He is board certified in vascular surgery and a Fellow of the America College of Surgeons.  He served in the United States Air Force for seven years, first as a corpsman and then, after completing medical school and training, he returned as a Surgeon. He has held multiple positions throughout his career including Chief of Vascular Surgery and Director of Heart and Vascular Services at Anne Arundel Medical Center, President of Cardiology Associates, and Vice President of Physician Operations for MedStar Medical Group. He is founder and President of the Heart Health Foundation and the award-winning Dare to CARE Program.  He is the author of multiple peer reviewed papers and book chapters, holds several patents and developed clinical software used across the country. An often-requested speaker, his most recent events include Wall Street Journal Live in Hong Kong and TedMed.  Dr. Martin earned his M.D. from UT Southwestern Medical School, and his M.B.A. from the John Hopkins University Carey Business School.

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

Troy Quander has served as our Senior Vice President of Regulatory and Quality since September 2021. Mr. Quander has over twenty-five years of Food and Drug Administration (“FDA”) and industry experience with a focus on Regulatory Affairs, Regulatory Compliance and Quality. Prior to joining the Company, from June 2019 to September 2021, Mr. Quander served as Vice President of Regulatory Affairs for Olympus, where he led overall strategy development, implementation and coordination of regulatory and quality activities. Before that, Mr. Quander held several leadership roles at Roche Diagnostics, a division of F. Hoffmann-La Roche AG, most recently as Vice President of Quality from June 2016 to January 2019. Mr. Quander also served as Vice President of Regulatory Affairs at Roche Diagnostics from February 2012 to June 2016. In addition, Mr. Quander has held leadership roles of increasing responsibilities at Becton Dickinson, OraSure Technologies, Johnson & Johnson and bioMerieux. Mr. Quander spent a portion of his career at the FDA’s Center for Biologics, where he performed submission reviews of in vitro diagnostics and conducted facility inspections. Mr. Quander received his B.A. in Biology from Lincoln University.

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

Andrei Stoica, Ph.D. has served as our Chief Technology Officer since July 2021. Dr. Stoica joined us from BioTelemetry, where he served as the Chief Technology Officer from April 2020 to July 2021. In this role, Dr. Stoica was responsible for hardware and software product development, product management, enterprise, product information technology and product manufacturing and distribution. Prior to his role at BioTelemetry, Dr. Stoica held several leadership roles of increasing responsibilities at IQVIA, from October 2006 to April 2020, with the last position as Senior Vice President, IT Systems Development. In this role, Dr. Stoica led the development of IQVIA’s data cloud platform. Dr. Stoica received his B.S. in Computer Science from Polytechnic University of Bucharest and M.S. in Computer Science from the University of South Carolina. Dr. Stoica holds a Ph.D. in Computer Science from the University of South Carolina.

Non-Employee Directors

Jonathan M. Rothberg, Ph.D. is the founder of Legacy Butterfly and served as the Chairman of our board of directors since the Closing of the Business Combination in February 2021. Dr. Rothberg served as the Chairman of Legacy Butterfly’s board of directors since March 2014. He previously served as Legacy Butterfly’s Chief Executive Officer from March 2014 to April 2020, and as Legacy Butterfly’s President from March 2014 to April 2014. Dr. Rothberg is a scientist and entrepreneur who was awarded the National Medal of Technology and Innovation, the nation’s highest honor for technological achievement, by President Obama for inventing and commercializing high-speed DNA sequencing. Dr. Rothberg is the founder of the 4Catalyzer medical technology incubator and the founder of its companies: Legacy Butterfly, AI Therapeutics, Inc. (formerly LAM Therapeutics, Inc.), Quantum-Si Incorporated (Nasdaq:QSI), Hyperfine, Inc. (Nasdaq:HYPR), including its wholly owned subsidiaries Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Operations, Inc. (formerly Liminal Sciences, Inc.), Tesseract Health, Inc., Detect, Inc. (formerly Homodeus Inc.) and 4Bionics LLC. These companies focus on using inflection points in medicine, such as deep learning, next-generation sequencing, and the silicon supply chain, to address global healthcare challenges. Dr. Rothberg serves as Interim Chief Executive Officer and Executive Chairman of the board of Quantum-Si Incorporated (Nasdaq:QSI) and Vice Chairman of Hyperfine, Inc. (Nasdaq:HYPR). Dr. Rothberg previously founded and served as Chairman, Chief Executive Officer, and Chief Technology Officer of Ion Torrent Systems, Inc. from 2007 to 2010, and founded and served as Chairman and Chief Executive Officer of RainDance Technologies, Inc. from 2004 to 2009. From 1999 to 2007, Dr. Rothberg co-founded and served as Chairman of ClarifI, Inc., and from 1999 to 2006, he founded and served as Chairman, Chief Executive Officer and Chief Technology Officer of 454 Life Sciences Corporation. With 454 Life Sciences, Dr. Rothberg brought to market the first new way to sequence genomes since Sanger and Gilbert won the Nobel Prize for their method in 1980. With 454’s technology, Dr. Rothberg sequenced the first individual human genome, and with Svante Paabo he initiated the first large-scale effort to sequence ancient DNA (The Neanderthal Genome Project). Prior to 454 Life Sciences, Dr. Rothberg founded and served as Chairman and Chief Executive Officer of CuraGen Corporation from 1993 to 2004. His contributions to the field of genome sequencing include the first non-bacterial cloning method (cloning by limited dilution) and the first massively parallel DNA sequencing method (parallel sequencing by synthesis on a single substrate), concepts that have formed the basis for all subsequent next generation sequencing technologies. Dr. Rothberg is an Ernst and Young Entrepreneur of the Year, is the recipient of The Wall Street Journal’s First Gold Medal for Innovation, SXSW Best in Show, Nature Methods First Method of the Year Award, the Connecticut Medal of Technology, the DGKL Biochemical Analysis Prize, and an Honorary Doctorate of Science from Mount Sinai. Dr. Rothberg is a member of the National Academy of Engineering, the Connecticut Academy of Science and Engineering, is a trustee of Carnegie Mellon University and an Adjunct Professor of Genetics at Yale University. Dr. Rothberg received his Ph.D., M.Phil., and M.S. in biology from Yale University and his B.S. in chemical engineering from Carnegie Mellon University. Dr. Rothberg’s qualifications to serve on our board of directors include his significant scientific, executive and board leadership experience in the technology industry, as well as his knowledge of our business as Legacy Butterfly’s founder and former Chief Executive Officer.

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

Dawn Carfora has served on our board of directors since the Closing of the Business Combination in February 2021. Ms. Carfora currently serves as Vice President, Business Planning and Operations, Global Business Group of Meta Platforms, Inc. (formerly Facebook, Inc.), or Meta, since September 2019. Prior to that, Ms. Carfora held a variety of senior leadership roles at Meta, including as Director, GMS Operations (Global Sales Operations) from October 2017 to September 2019 and as Director, Sales Operations, North America from March 2014 to October 2017. Ms. Carfora previously served as Chief Financial Officer of MagPlus Inc. from November 2013 to March 2014, as Senior Vice President, Operations at PDR Network, LLC, or PDR, from June 2013 to November 2013, as Chief Financial Officer at PDR from September 2009 to June 2013, and as Senior Director, Sales Operations at PDR from May 2007 to September 2009. Before joining PDR, Ms. Carfora served as Vice President, General Manager at MediZine Inc. from April 2005 to May 2007, as Director of Finance and Operations of Primedia Inc. from 1999 to 2003, as Manager, Financial Planning & Analysis of Twentieth Century Fox Home Entertainment, Inc. in 1999, as Experienced Senior, Internal Audit Services at Ernst & Young LLP in 1998, and as Manager, Finance at Bertelsmann SE & Co. from 1993 to 1997. Ms. Carfora received her B.S. in business administration, finance from Rider University. Ms. Carfora’s qualifications to serve on our board of directors include her extensive experience in management, business planning and operations.

Elazer Edelman, M.D., Ph.D. has served on our board of directors since March 2021. Dr. Edelman has served as the Edward J. Poitras Professor in Medical Engineering and Science at the Massachusetts Institute of Technology which he joined in 1993, Professor of Medicine at Harvard Medical School which he joined in 1989, and Senior Attending Physician in the coronary care unit at the Brigham and Women’s Hospital in Boston with which he has been associated since 1984. He and his laboratory have pioneered basic findings in vascular biology and the development and assessment of biotechnology. Dr. Edelman has directed the Massachusetts Institute of Technology’s Institute for Medical Engineering and Science and Clinical Research Center as well as the Harvard-MIT Biomedical Engineering Center, all dedicated to applying the rigors of the physical sciences to elucidate fundamental biologic processes and mechanisms of disease. He is the founder and has served on the board of director of Autus Valve Technologies, Inc. since 2019, BioDevek, Inc. since 2015, and PanTher Therapeutics, LLC since 2014. Dr. Edelman completed internal medicine training and clinical fellowship in Cardiovascular Medicine at the Brigham and Women’s Hospital and a research fellowship at the Department of Pathology at Harvard Medical School. Dr. Edelman received his M.D. from Harvard Medical School and his Ph.D. in Medical Engineering and Medical Physics, M.S. in Electrical Engineering and Computer Science, and B.S. in Bioelectrical Engineering and Applied Biology from the Massachusetts Institute of Technology. Dr. Edelman’s qualifications to serve on our board of directors include his medical and biomedical engineering background and his extensive scientific advisory experience and co-founding of a number of technology companies.

John Hammergren has served on our board of directors since the Closing of the Business Combination in February 2021. Mr. Hammergren served as Chairman of the Board of Directors of McKesson Corporation, or McKesson, from July 2002 to April 2019, and as President and Chief Executive Officer of McKesson from April 2001 to April 2019. Mr. Hammergren joined McKesson in 1996 and held a number of management positions before becoming President and Chief Executive Officer and had been a director since 1999. Mr. Hammergren also served as the Chairman of the Supervisory Board of McKesson Europe, formerly known as Celesio AG, from March 2014 to August 2018. Mr. Hammergren also served as the Chairman of Change Healthcare, from March 2017 to March 2020. Additionally, Mr. Hammergren is currently a member of the Board of Trustees for the Center for Strategic & International Studies. Mr. Hammergren received his M.B.A. from Xavier University, Ohio and his B.A. in business administration and management from the University of Minnesota, Minneapolis. Mr. Hammergren’s qualifications to serve on our board of directors include his nearly 40 years of work experience in various aspects of the supply, pharmaceutical, device, software, products and service requirements directly supporting the health care industry’s care delivery objectives in the U.S. and global marketplace.

Gianluca Pettiti has served on our board of directors since the Closing of the Business Combination in February 2021. Mr. Pettiti has served as Executive Vice President of Thermo Fisher Scientific Inc., or Thermo Fisher, since January 2022.  Previously, Mr. Pettiti was Senior Vice President and President, Specialty Diagnostics of Thermo Fisher since October 2019. Prior to that, Mr. Pettiti held a variety of other senior leadership roles at Thermo Fisher, including as President, Biosciences from January 2018 to September 2019, as President, China from January 2015 to December 2017, as President, Greater China Life Technologies from April 2013 to December 2014, as Vice President and Chief Executive Officer, Latin America Life Technologies from March 2010 to March 2013, as Director Finance, EMEA Life Technologies from January 2009 to March 2010, and as Senior Manager, Financial Planning & Analysis – EMEA from February 2006 to December 2008. Prior to joining Thermo Fisher, Mr. Pettiti served as FP&A Manager of GE Money Bank GmbH. Mr. Pettiti served as a member of the Global Future Council on Health and Healthcare of the World Economic Forum from February 2016 to January 2019 and as a member of the Enactus China Board of Directors from January 2015 to

December 2017. Mr. Pettiti earned his Master of Science in Engineering, Engineering Industrial Management, from Politecnico di Torino. Mr. Pettiti’s qualifications to serve on our board of directors include his extensive leadership experience in the life sciences and diagnostics industry.

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

Erica Schwartz, M.D., J.D., M.P.H. has served on our board of directors since September 2021.  Dr. Schwartz has served as President of Insurance Solutions at United Healthcare since October 2021. Previously, Dr. Schwartz served as the Deputy Surgeon General for the U.S. Department of Health and Human Services from March 2019 to April 2021, where she led the country’s public health deployment in response to the COVID-19 pandemic. Prior to her role as the Deputy Surgeon General, Dr. Schwartz spent 24 years in the uniformed service, during which time she was promoted through the ranks to Rear Admiral of the U.S. Coast Guard, where she served as the Chief Medical Officer and Director of Health, Safety, and Work Life from 2015 to 2019. Previously, Dr. Schwartz served as the U.S. Coast Guard’s Chief of Health Services from 2013 to 2015 and Preventive Medicine Chief from 2005 to 2013. Dr. Schwartz has served on the board of directors of Aveanna Healthcare Holdings Inc., a provider of a broad range of pediatric and adult healthcare services, since May 2021. Dr. Schwartz is trained and board certified in Preventive Medicine. She received a Bachelor of Science degree in Biomedical Engineering from Brown University, an Medical Doctorate from Brown University School of Medicine, a Master of Public Health degree with a dual concentration in health services administration and occupational and environmental medicine from the Uniformed Services University of the Health Sciences, and a Juris Doctorate from the University of Maryland School of Law. Dr. Schwartz’s qualifications to serve on our board of directors include her extensive leadership experience in healthcare and her background in medicine, biomedical engineering and law.

Role of Board in Risk Oversight

The board of directors have extensive involvement in the oversight of risk management related to the Company and its business and accomplishes this oversight through the regular reporting to the board of directors by the audit committee. The audit committee periodically reviews the Company’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee reviews and discusses all significant areas of our business and summarizes for the board of directors areas of risk and the appropriate mitigating factors. In addition, the board of directors receives periodic detailed operating performance reviews from management.

Controlled Company Exemption

Jonathan M. Rothberg, Ph.D. beneficially owns a majority of the voting power of all outstanding shares of the Company’s common stock. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. As a result, we may utilize one or more of these exemptions, and you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. For example, our nominating and corporate governance committee is not currently composed entirely of independent directors. If we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, we may be required to add additional directors to our board in order to achieve such compliance within the applicable transition periods.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is declassified, and the directors are elected annually.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Larry Robbins, Dawn Carfora, Elazer Edelman, M.D., Ph.D., John Hammergren, Gianluca Pettiti, S. Louise Phanstiel and Erica Schwartz, M.D., J.D., M.P.H., representing seven of the Company’s directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Board Committees

The standing committees of the board of directors consist of an audit committee, a compensation committee, a nominating and corporate governance committee and a technology committee. The board of directors may from time to time establish other committees.

Our chief executive officer and other executive officers regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the board of directors will provide appropriate risk oversight of our activities given the controlling interests held by Jonathan M. Rothberg, Ph.D.

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

The board of directors has adopted a written charter for the audit committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance.

Compensation Committee

Our compensation committee consists of Gianluca Pettiti, who serves as the chairperson, Dawn Carfora, S. Louise Phanstiel and Larry Robbins.

The purpose of the compensation committee is to assist the board of directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans, (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC, and (4) overseeing matters relating to human capital management, including diversity and inclusion and internal pay equity.

The board of directors has adopted a written charter for the compensation committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jonathan M. Rothberg, Ph.D., who serves as the chairperson, John Hammergren, Larry Robbins and Erica Schwartz, M.D., J.D., M.P.H. The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying board of directors members qualified to fill vacancies on any board of directors committee and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to the Company, (5) overseeing the evaluation of the board of directors and management and (6) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

The board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance.

Technology Committee

Our technology committee consists of Elazer Edelman, M.D., Ph.D., who serves as the chairperson, Jonathan M. Rothberg, Ph.D., and Erica Schwartz, MD, JD, MPH. The purpose of the technology committee is to oversee science and technology matters of the Company.

The board of directors have adopted a written charter for the technology committee, which is available on the Company’s website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, meetings of non-management directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, and evaluation of our chief executive officer management succession planning. A copy of our corporate governance guidelines is posted on our website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This Compensation Discussion and Analysis (CD&A) discusses our compensation policies and determinations that apply to our named executive officers. When we refer to our named executive officers, or NEOs, we are referring to the following individuals whose 2021 compensation is set forth below in the Summary Compensation Table and subsequent compensation tables.

Name	Position
Todd M. Fruchterman, M.D., Ph.D.	President, Chief Executive Officer and Director
Stephanie Fielding	Chief Financial Officer
Stacey Pugh	Chief Commercial Officer
Darius Shahida	Chief Strategy Officer and Chief Business Development Officer
Andrei Stoica, Ph.D.	Chief Technology Officer
Laurent Faracci	Former Chief Executive Officer

While the discussion in the CD&A is focused on our NEOs, many of our executive compensation programs apply broadly across our executive ranks.

Executive Summary

2021 Business Highlights

On February 12, 2021, we completed the business combination with Longview Acquisition Corp. and became a public company.

We are an innovative digital health business transforming care with hand-held, whole-body ultrasound. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a unique combination of cloud-connected software and hardware technology that is easily accessed through a mobile app. Butterfly enables the practical application of ultrasound information into the clinical workflow.

We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors, strategic partners and our eCommerce channel.

We employ 463 employees as of December 31, 2021 and sell our products in approximately 30 countries through our sales force and independent distributors and directly to physicians through our eCommerce channel.

2021 Financial and Business Performance Highlights

●	Annual revenue of $62.6 million, growing 35% from $46.3 million in 2020.
●	Gross margin was 27.3% and Adjusted gross margin was 50.5%.
●	Gross profit was $17.1 million and Adjusted gross profit was $31.6 million.

●	Net loss was $32.4 million and Adjusted EBITDA was a loss of $121.8 million.
●	Strengthened talent foundations of the company with key appointments to the executive management team and the Board of Directors and initiated an evolution of the company’s business strategy and business model.
●	Announced an exclusive partnership with Caption Health the only FDA-cleared AI-guided ultrasound software to develop an integrated solution with Butterfly to enhance cardiac assessment and improve the ease of image capture and image interpretation in a variety of care settings.
●	Received a Class III Medical Device License in Canada for Butterfly iQ+.
●	Expanded the Company’s commercial reach:
-	Announced international distributor partnerships in Hong Kong, Chile, Pakistan, Middle East, North Africa, Turkey and India.
-	Created a veterinary sales team and launched iQ+ Vet Ultrasound in the United States and internationally, expanding Butterfly’s vet presence into new territories through both internal personnel and distribution partners.
-	In 2021, Temple University, Lewis Katz School of Medicine distributed Butterfly iQ+ to all of their first- and second-year medical students.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a description and reconciliation of non-GAAP financial measures relative to reported GAAP financial measures.

Key 2021 Compensation Actions

The primary elements of our total direct compensation program for the NEOs and a summary of the actions taken by the Compensation Committee during 2021 are set forth below:

Compensation Component	Link to Business and Talent Strategies	2021 Compensation Actions
Base Salary (pg 99)
●
Competitive base salaries help attract and retain executive talent.
●
Fixed cash compensation recognizes factors such as individual contribution, tenure, and scope.
●
Reviewed annually and adjusted as appropriate.
● Determined market-competitive salary rates for executive team that promoted retention and provide a fixed level of compensation.
Annual Incentive Compensation (pg 100)	● Focus executives on achieving annually established financial and strategic targets that are key indicators of ongoing operational performance and support our business strategy.	● Annual cash incentive awards were earned at target at 100%, reflecting Committee assessment of financial, operational, and strategic performance
Long-Term Incentive Compensation (pg 101)
●
Incentivize and reward long-term gains in shareholder value, with vesting terms up to four years to ensure retention while rewarding executives for past performance and future potential growth.
●
Encourages executive ownership and alignment with external shareholders.
● Executives awarded a combination of stock options, restricted stock units, and performance-based awards based on employment agreements/offer letters and competitive market conditions.

Our Executive Compensation Philosophy

The Company requires top talent with a wide range of skills, experience, and leadership qualities to lead the organization in support of our mission to democratize healthcare and to make medical imaging accessible to everyone around the world by using our proprietary technology. In order to attract and retain the talent required to fulfill our mission, accelerate growth, and promote stockholder value, the Compensation Committee’s goal is to implement an executive compensation program that is built upon the following objectives:

•	Attracting and Retaining the Right Talent. Executive compensation should be market-competitive in order to attract and retain highly motivated talent with a performance-driven mindset, while supporting sound compensation principles in alignment sound corporate governance practices.
•	Pay for Performance. A material portion of an executive’s target compensation should be at-risk and directly aligned with Company performance, with short-term (annual performance-based bonus) and long-term (equity awards) incentive programs that appropriately balance incentives for short- and long-term performance. In consideration of the early stage of the company and the need of building scale and infrastructure to serve the large addressable opportunity, the performance assessment has taken into consideration short-term targets as well as business development milestones, required to set up the Company for sustained and accelerated future growth.
•	Alignment with Stockholder Interests. Our executives’ interests should be aligned with stockholder interests, furthered through the encouragement of equity ownership through our annual long-term incentive (“LTI”) program.

How We Determine Executive Compensation

Oversight Responsibilities for Executive Compensation

The table below summarizes the key oversight responsibilities for executive compensation.

Compensation Committee
•
Establishes executive compensation philosophy
•
Approves incentive compensation programs and performance goals for the annual bonus plan
•
Approves all compensation actions for the named executive officers and other members of senior management, other than the CEO
•
Recommends CEO compensation to the Board

All Independent Board Members	• Assess performance of the CEO and approves his compensation
CEO and Management
•
Management, including the CEO, develops preliminary recommendations regarding compensation matters with respect to all NEOs, other than the CEO, and provides these recommendations to the Compensation Committee, which makes the final determination
•
Responsible for the administration of the compensation programs once Compensation Committee decisions are finalized
•
CEO is not involved in any decision as to his own compensation

Use of Market Data

When establishing the newly-hired NEO’s target total direct compensation opportunity for 2021, the Compensation Committee considered the competitive market for comparable executives and compensation opportunities provided by comparable companies. Market comparison information for the NEOs was sourced from publicly available peer group information, as well as industry-specific survey data provided by Aon Plc, our independent compensation consultant for 2021. Both data sources served as important reference points in assessing the competitiveness of base salary, incentive targets, and total direct compensation, as well as on overall market design practices. Overall, the Compensation Committee targeted the midpoint of the market for the newly-hired NEOs.

Our 2021 peer group is composed of a set of 15 medical device/diagnostic and software companies, which was recommended to the Compensation Committee by Aon. Based on data compiled by Aon at the time of the peer group review, our revenues and market capitalization were at the 50th and 28th percentiles, respectively, in relation to the 2021 peer group.

2021 Compensation Peer Group
Adaptive Biotechnologies	Invitae	Outset Medical
Asana	iRhythm Technologies	Quanterix
AtriCure	JFrog	ShockWave Medical
Berkeley Lights	NanoString Technologies	Silk Road Medical
Inari Medical	Nevro	Twist Bioscience

For 2022, the Compensation Committee reviewed the existing compensation peer group in consultation with our newly retained independent compensation consultant, FW Cook, for continued financial and business fit. The table below reflects the 18-company 2022 Compensation Peer Group utilized to inform compensation decisions for the NEOs in fiscal 2022. Based on data compiled by FW Cook at the time of the peer group review, our revenues and market capitalization were at the 29th and 14th percentiles, respectively, in relation to the 2022 peer group.

2022 Compensation Peer Group
Adaptive Biotechnologies	Inogen	Outset Medical
AtriCure	Invitae	Pulmonx
Axonics	iRhythm Technologies	Quanterix
Berkeley Lights	JFrog	ShockWave Medical
Health Catalyst	NanoString Technologies	Silk Road Medical
Inari Medical	Nevro	Twist Bioscience

2021 Named Executive Officer Compensation

Base Salary

Base salaries are a fixed amount paid to each executive for performing his or her normal duties and responsibilities. We determine the amount based on the executive’s overall performance, level of responsibility, and comparison to market data. Based on these criteria, our named executive officers had the following annual base salaries for 2021:

Name	2021 Base Salary
Todd M. Fruchterman, M.D., Ph.D.	$750,000
Stephanie Fielding	$400,000
Stacey Pugh	$480,000
Darius Shahida	$400,000
Andrei Stoica, Ph.D.	$440,000
Laurent Faracci	$600,000

Annual Bonus Plan

Our annual bonus plan for 2021 is a cash program that rewards employees for achieving critical business and financial goals that are key indicators of ongoing operational performance and support our ongoing business strategy. The Compensation Committee reviews our target annual bonus opportunities each year to ensure they are competitive. The target annual incentive opportunity as a percent of annual base salary for each of our NEOs in 2021 was as follows:

Name	2021 Target Bonus (% of Base Salary)	2021 Target Bonus ($)
Todd M. Fruchterman, M.D., Ph.D.	100%	$750,000
Stephanie Fielding	50%	$200,000
Stacey Pugh	70%	$336,000
Darius Shahida	50%	$200,000
Andrei Stoica, Ph.D.	50%	$220,000
Laurent Faracci	100%	$600,000

The Compensation Committee undertook a rigorous and holistic review of performance when determining final bonus payouts for the NEOs. Considerations included the desire to retain the current management team amid the Company’s recent Business Combination and a volatile business and macroeconomic environment, as well as reward management’s significant efforts in 2021, including:

●	35% year-over-year annual revenue growth driven by increase in product and software subscription sales.
●	Better than expected Adjusted EBITDA at $(121.8) million
●	Significant investment to build a foundation in the leadership of Butterfly to accelerate growth and realize our long-term vision of improving clinical care across a range of geographies, applications and care settings.
●	Pivoting the company's strategy, innovation and commercial organizations to address clinical behavior change at health systems, medical education institutions, as well as the international and the veterinary market.
●	Efficient supply chain management despite significant headwinds posed by COVID-19.
●	Ensuring the health and safety of Company employees.

Based on the review process outlined above, the Compensation Committee determined to award the NEOs 100% of their annual target bonuses, with the exceptions noted below. The annual bonuses are prorated for the NEOs who began employment during 2021.

Name	Target Bonus Opportunity	Annual Cash Incentive Earned	% of Target
Todd M. Fruchterman, M.D., Ph.D.	100%	$684,247(1)	100%
Stephanie Fielding	50%	$150,000 (2)	75%
Stacey Pugh	70%	$267,879 (3)	100%
Darius Shahida	50%	$200,000	100%
Andrei Stoica, Ph.D.	50%	$99,452 (4)	100%
Laurent Faracci	100%	N/A	N/A

(1)	Dr. Fruchterman commenced employment with us on February 1, 2021.
(2)	On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer effective as of April 30, 2022. As described further below, pursuant to Ms. Fielding’s separation agreement, we will pay Ms. Fielding an annual bonus equal to $150,000 for the year ended December 31, 2021.
(3)	Ms. Pugh commenced employment with us on March 15, 2021.
(4)	Dr. Stoica commenced employment with us on July 19, 2021.

Equity Incentive Program

Our 2021 LTI program consisted of stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”):

Award Type	Description / Objective
Stock Options	● Vest over a four-year period from the grant date ● Realized value strongly linked to share price appreciation following grant date
Restricted Stock Units
●
RSUs awarded to Dr. Fruchterman and Ms. Pugh vest in four equal, annual installments; RSUs awarded to Dr. Stoica vest 25% on the first anniversary of the grant date and quarterly over the subsequent three-year period thereafter
●
Realized value linked to share price while maintaining retentive glue during times of volatility

Performance Stock Units
●
Awarded to select executives to further incentivize performance
●
Compensation Committee retains sole discretion to determine final payout
●
May be earned from 0% - 200% of target units awarded based on revenue and in consideration of strategic and business progress
●
66% (Fruchterman)/50% (Pugh) of earned units vest on the second anniversary of the grant date, with the balance vesting on a quarterly basis over the subsequent year

The table below summarizes equity awards (both units awarded, grant date fair value, and intrinsic value as of December 31, 2021 at a $6.69 share price) made to our named executive officers in 2021, reflecting a combination of annual LTI program awards (awarded in February 2021), additional retention grants (awarded in July 2021), and new-hire grants awarded to executives as part of their employment agreements or offer letters:

	2021 Equity Awards at Grant Date							Intrinsic
	Stock Options		Restricted Stock Units		Performance Stock Units		Total	Value at 12/31/2021
Name	#	Value	#	Value	#	Value	Value
Todd M. Fruchterman, M.D., Ph.D.	1,744,442	$26,147,071	1,038,300	$15,875,607	92,147	$1,149,995	$43,172,672	$7,562,690
Stephanie Fielding	0	$0	0	$0	0	$0	$0	--
Stacey Pugh	91,853	$1,146,325	207,660	$4,585,133	46,074	$575,004	$6,306,462	$1,697,480
Darius Shahida	0	$0	0	$0	0	$0	$0	--
Andrei Stoica, Ph.D.	121,771	$1,300,514	61,798	$660,003	0	$0	$1,960,517	$413,429
Laurent Faracci	0	$0	0	$0	0	$0	$0	--

Ms. Fielding and Mr. Shahida did not receive equity awards in 2021 in recognition of significant awards made to the two executives in December 2020 in connection with the Business Combination agreement.  We note that the February 2021 awards (e.g., 92% of the CEO’s total grant date fair value) were granted prior to the completion of the Business Combination at the date of hiring and partially in consideration of the significant amount of equity forfeited. Further detail on 2021 awards can be found in “Grants of Plan-Based Awards” below.

Equity Incentive Plans

Our 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2012 Plan”), was in place for many years prior to the Business Combination and was amended in January 2020. Pursuant to the Business Combination, all outstanding awards under the 2012 Plan remain subject to the terms and conditions of such plan and the number of shares issued thereunder and the exercise prices were equitably adjusted based on the exchange ratio in connection with the Business Combination. We may not issue new awards under such plan. In connection with the Business Combination, we adopted the Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the grant of options, restricted stock awards, restricted stock unit awards (each restricted stock unit relating to one share of our Class A common stock), other share or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.

Other Compensation and Governance Matters

Employment Agreements and Severance Benefits

We have entered into employment agreements or offer letters with each of our executive officers, including our named executive officers, which set forth their basic terms of at-will employment and establish the individual’s base salary, eligibility to participate in the annual bonus plan and receive equity awards, and eligibility to participate in standard employee benefits. Furthermore, some of these agreements or offer letters also provide for certain benefits under qualifying terminations (see “Potential Payments Upon Termination or Change-In-Control” in this Item 11 for further details).

As described further below, our Executive Severance Plan was approved by the Compensation Committee in May 2021 following the Business Combination. The Compensation Committee believed it was necessary to adopt the Executive Severance Plan to ensure better alignment with market data and the benefits offered by the companies in our peer group, and to attract, retain and motivate superior executive talent. The Executive Severance Plan provides for continued payment of base salary times a multiplier determined based on the NEO’s title or role with us if he or she is terminated by us without cause or resigns for good reason. In addition, all outstanding unvested equity awards held by an NEO who is a participant in the Executive Severance Plan will become fully vested upon termination without cause or for good reason within 12 months following a change of control. We have not provided any excise tax gross-ups to any of our NEOs in the event of a change of control.

Mr. Faracci resigned from his position as Chief Executive Officer effective as of January 23, 2021. In connection with his resignation, on January 24, 2021, we entered into a separation agreement with Mr. Faracci, as described further below. On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer, effective as of April 30, 2022. In connection with her resignation, on February 3, 2022, we entered into a separation agreement with Ms. Fielding, as described further below.

In addition, as a condition of their employment, each of our NEOs has entered into a confidentiality agreement obligating the officer to refrain from disclosing any of our proprietary information received during the course of employment.

Retirement and Other Benefits

Our named executive officers are eligible to participate in defined contribution retirement programs available to all our salaried employees.

We provide employees with benefits and perquisites based on competitive market conditions. All salaried employees, including the named executive officers, receive the following benefits:

-	Health care coverage (Medical, Dental and Vision)
-	Life and Disability insurance protection
-	Unlimited Paid Time Off
-	401(k) Retirement Savings Plan

Our NEOs (and some other employees) are also entitled to additional benefits, including reimbursement relocation expenses. We also provided annual reimbursement of tax return preparation and finalization costs for 2020 and 2021 tax years as a perquisite to the CEO.

Prohibition on Hedging and Pledging

Our Insider Trading Policy prohibits members of the Board of Directors, NEOs, and all other subject personnel from purchasing financial instruments designed to hedge the economic risk of owning our securities (or entering any transaction that has the same economic effect), and prohibits certain persons, including members of the Board of Directors and the NEOs, from pledging our securities.

Tax Deductibility Policy

The Compensation Committee considered the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. While the Company generally seeks to maintain the deductibility of the incentive compensation paid to its executive officers, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation in line with competitive practices, its compensation philosophy, and the best interests of stockholders, even if these amounts are not fully tax deductible.

Conclusion

It is the opinion of the Compensation Committee that the compensation policies and elements described above provide the necessary incentives to properly align our executive officers’ performance with the interests of our stockholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executive officers.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with our management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our proxy statement for the 2022 annual meeting of stockholders.

Gianluca Pettiti, Chair
Larry Robbins
Dawn Carfora
Louise Phanstiel

Executive and Director Compensation

Introduction

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

Butterfly

The number of securities and exercise prices described in this section have been adjusted as necessary to reflect the number of securities and exercise prices following the Business Combination, except as described herein.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last three fiscal years ended December 31, 2021, 2020 and 2019 to (1) our Chief Executive Officer, (2) our Chief Financial Officer and (3) our three next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date. The table also includes our former Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Todd Fruchterman, Chief Executive Officer (4)	2021	687,500	3,272,247	17,025,602	26,147,071	1,304,510	48,436,930
	2020	--	--	--	--	--	--
	2019	--	--	--	--	--	--
Stephanie Fielding, Chief Financial Officer (5)	2021	400,000	355,000	--	--	236,327	991,327
	2020	194,318	25,000	--	1,751,250	-	1,970,568
	2019	--	--	--	--	--	--
Stacey Pugh, Chief Commercial Officer (6)	2021	380,000	417,879	5,160,136	1,146,325	168,334	7,272,674
	2020	--	--	--	--	--	--
	2019	--	--	--	--	--	--
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	2021	400,000	1,230,000	--	--	--	1,630,000
	2020	400,000	--	4,880,010	1,129,670	--	6,409,680
	2019	203,125	200,000	--	--	10,500	413,625
Andrei Stoica, Chief Technology Officer (7)	2021	183,333	749,452	660,002	1,300,514	165,126	3,058,427
	2020	--	--	--	--	--	--
	2019	--	--	--	--	--	--
Laurent Faracci, Former Chief Executive Officer (8)	2021	25,000	--	--	--	3,666,800	3,691,800
	2020	450,000	150,000	--	13,264,361	321,589	14,185,950
	2019	--	--	--	--	--	--

(1)

The amounts in this column reflect the aggregate grant date fair value of stock awards granted during 2021, 2020 and 2019, respectively, computed in accordance with ASC 718. The weighted average grant date fair values of stock awards granted during these years are included in Note 12 “Equity Incentive Plan” to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. The grant date fair value of each time-based RSU award is measured based on the closing price of our Class A common stock on the date of grant. The value of the PSU awards granted in 2021 to each of Dr. Fruchterman and Ms. Pugh, based upon the then-probable outcome of the performance conditions, as computed in accordance with ASC 718, was $1,149,995 and $575,004 for each award, respectively. Assuming that the maximum level of performance will be achieved, and assuming the $12.48 closing price of our Class A common stock on the date of grant, the value of each such PSU award is $2,299,989 and $1,150,007, respectively. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(2)

The amounts in this column reflect the aggregate grant date fair value of the option awards granted during 2021, 2020 and 2019, respectively, computed in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. See Note 12 “Equity Incentive Plan” to our consolidated audited financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K for details as to the assumptions used to calculate the fair value of the option awards.

(3)

For the fiscal year ended December 31, 2021, consists of $110 for Dr. Fruchterman and $85 for Ms. Pugh for life insurance premiums; $380 for Dr. Fruchterman, $168,249 for Ms. Pugh, and $165,071 for Dr. Stoica for relocation-related reimbursement; $200,000 for private aviation for Dr. Fruchterman; $53,450 for legal fees for Dr. Fruchterman; $1,050,570 for the portion of Dr. Fruchterman’s reimbursement bonus intented to provide him a net after tax amount of $1,583,000; and severance benefits to Mr. Faracci consisting of $1,050,000 in lump sum severance payments, $16,800 for payment of health plan premiums and $2,600,000 attributable to the accelerated vesting of Mr. Faracci’s options, as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

(4)	Dr. Fruchterman commenced employment with us on February 1, 2021.
(5)

On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer effective as of April 30, 2022. In connection with her resignation, we entered into a separation agreement with Ms. Fielding, effective as of February 3, 2022, which provides that Ms. Fielding will remain employed by us through April 30, 2022 in order to assist in the transition of the chief financial officer role. Provided that Ms. Fielding complies with the terms of the separation agreement, including the release and waiver provided therein, on April 30, 2022 we will pay Ms. Fielding an annual bonus equal to $150,000 for the year ended December 31, 2021.

(6)	Ms. Pugh commenced employment with us on March 15, 2021.
(7)	Dr. Stoica commenced employment with us on July 19, 2021.
(8)	Mr. Faracci’s employment with us ended effective January 23, 2021.

2021 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2021 to each of our executive officers named in the Summary Compensation Table.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold (#)	Target (#)	Maximum (#)

Todd Fruchterman, Chief Executive Officer	7/12/2021	--	--	--	--	24,036	12.48	$299,969
	2/1/2021	--	--	--	--	1,557,450	15.29	$23,813,411
	7/12/2021	--	--	--	--	162,956	12.48	$2,033,691
	7/12/2021	46,073	92,147	184,294	--	--	--	$1,149,995
	2/1/2021	--	--	--	1,038,300	--	--	$15,875,607
Stephanie Fielding, Chief Financial Officer	--	--	--	--	--	--	--	--
Stacey Pugh, Chief Commercial Officer	7/12/2021	--	--	--	--	27,864	12.48	$347,743
	7/12/2021	--	--	--	--	63,989	12.48	$798,583
	7/12/2021	23,037	46,074	92,148	--	--	--	$575,004
	2/12/2021	--	--	--	207,660	--	--	$4,585,133
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	--	--	--	--	--	--	--	--
Andrei Stoica, Chief Technology Officer	7/19/2021	--	--	--	--	37,452	10.68	$399,987
	7/19/2021	--	--	--	--	84,319	10.68	$900,527
	7/19/2021	--	--	--	61,798	--	--	$660,003
Laurent Faracci, Former Chief Executive Officer	--	--	--	--	--	--	--	--

(1)

The amounts shown represent the number of shares of our common stock that could be earned with respect to the PSU awards granted in 2021. The number of PSUs that will become earned and vest, and the resulting number of shares of our Class A common stock to be issued, will be determined within 90 days following the end of fiscal year 2022, and the number of shares can range from 0% to a maximum of 200% of the target number. The PSU awards are described in further detail under “Compensation Discussion and Analysis—2021 Named Executive Officer Compensation—Equity Incentive Program” above.

(2)	The exercise price is equal to the fair market value of our common stock, which is the closing price per share of our Class A common stock as reported by the NYSE on the grant date.
(3)

These amounts represent the aggregate grant date fair value for option awards, RSU awards and PSU awards granted to our named executive officers, computed in accordance with ASC 718. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K for details as to the assumptions used to calculate the fair value of the option awards. The grant date fair value of each time-based RSU award is measured based on the closing price of our common stock on the date of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Todd M. Fruchterman, M.D., Ph.D.

We entered into an employment agreement with Dr. Fruchterman on July 20, 2021, effective February 1, 2021, in accordance with the binding term sheet entered into between us and Dr. Fruchterman on January 23, 2021, pursuant to which Dr. Fruchterman began employment as Chief Executive Officer on February 1, 2021. As set forth in the Term Sheet, the Employment Agreement provides that Dr. Fruchterman’s initial annual base salary is $750,000. Beginning March 1, 2022, Dr. Fruchterman’s annual base salary is $780,000. Dr. Fruchterman is eligible to receive an annual discretionary bonus in a target amount equal to 100% of his annual base salary, or target bonus, subject to a cap of up to 200% of his annual base salary. In connection with his hiring, Dr. Fruchterman received a one-time reimbursement bonus having a net, after tax amount equal to up to $1,583,000 to repay his legal obligation to his previous employer and a one-time signing bonus equal to $1,000,000, with an initial payment of $500,000 and the remaining $500,000 to be paid promptly following the first anniversary of Dr. Fruchterman’s employment. The signing bonus is subject to repayment if Dr. Fruchterman is terminated for cause or resigns from his position without good reason (each as defined in the employment agreement) on or prior to the first anniversary of his employment. Also in connection with his hiring, Dr. Fruchterman was granted an option for 1,500,000 shares of our common stock, or the Initial Option Award, at an exercise price of $15.87, the fair market value of our common stock on the date of the grant, with 25% to vest on the first anniversary of Dr. Fruchterman’s employment start date and the remainder to vest in equal monthly installments over the next 36 months. The number of shares subject to the Initial Option Award was adjusted in connection with the Business Combination to 1,557,450 shares and the exercise price was adjusted to $15.29 per share. On January 23, 2021, Dr. Fruchterman was also granted a restricted stock unit award to receive 1,000,000 shares of our common stock, or the Initial RSU Award, which vests subject to the Closing of the Business Combination, and thereafter in four equal installments on each of the first four anniversaries of Dr. Fruchterman’s employment start date. The number of shares subject to the Initial RSU Award was adjusted in connection with the Business Combination to 1,038,300 shares. Pursuant to Dr. Fruchterman’s employment agreement, he will be eligible for annual equity awards subject to time and performance vesting as determined by our compensation committee at the time of such grant, with performance-based awards not to exceed 50% of the value of any annual award, and time and performance based vesting not to differ materially from performance measures generally applied to senior executives. For the 2021 performance year, Dr. Fruchterman received an award with a grant date value of $2,300,000, with 50% of the award in the form of stock options and 50% of the award in the form of restricted stock units, which will vest over three years pursuant to time-based and performance criteria determined by our compensation committee.

Dr. Fruchterman is entitled to reimbursement for reasonable, customary relocation expenses and legal fees related to negotiation of his employment terms. Dr. Fruchterman is also entitled to annual reimbursement for up to $20,000 of reasonable expenses related to tax preparation and estate planning for the 2020 and 2021 tax years. Dr. Fruchterman will be subject to our Non-Competition, Confidentiality and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us in the United States in the field of ultrasound technologies, devices and applications, a two year post-employment covenant not to solicit or service our customers or prospective customers to or for a competing business, and a two year post-employment covenant not to solicit or hire our employees or contractors.

Dr. Fruchterman is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

Stephanie Fielding

Ms. Fielding began her position as Chief Financial Officer in November 2020. We entered into an offer letter with Ms. Fielding, as our Senior Vice President of Finance, on March 16, 2020. Pursuant to the terms of her offer letter, Ms. Fielding’s then annual base salary was $225,000. On November 18, 2020, we provided to Ms. Fielding an employment agreement letter which supplements the terms and conditions of her offer letter. Pursuant to her employment agreement letter, Ms. Fielding’s annual base salary is $400,000. On December 17, 2020, Ms. Fielding was granted an option to purchase 375,000 shares at an exercise price of $9.75, the fair market value of our common stock on the date of the grant, 25% of which vested on June 30, 2021 and the remainder to vest in equal monthly installments over the following 36-month period. The number of shares subject to the option award was adjusted in connection with the Business Combination to 389,362 shares and the exercise price was adjusted to $9.40 per share. In addition, on December 17, 2020, Ms. Fielding was granted 125,000 RSUs, which vested subject to the Closing of the Business Combination, and thereafter as follows: 25% of the RSUs vested on December 17, 2021, and the remainder will vest in equal quarterly installments over the following three years. The number of shares subject to the RSU award was adjusted in connection with the Business Combination to 129,788 shares. The option and RSU grants to Ms. Fielding under her November 18, 2020 employment agreement letter replace the obligation to grant 250,000 stock options under her March 16, 2020 offer letter.

Pursuant to her employment agreement letter, Ms. Fielding was entitled to certain benefits in connection with a termination of her employment as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer effective as of April 30, 2022. In connection with her resignation, we entered into a separation agreement with Ms. Fielding, effective as of February 3, 2022, which provides that Ms. Fielding will remain employed by us through April 30, 2022 in order to assist in the transition of the chief financial officer role. Provided that Ms. Fielding complies with the terms of the separation agreement, including the release and waiver provided therein, on April 30, 2022 we will pay Ms. Fielding an annual bonus equal to $150,000 for the year ended December 31, 2021. All unvested options and restricted stock units subject to Ms. Fielding’s equity awards will be forfeited as of April 30, 2022. The separation agreement also includes other customary provisions.

Stacey Pugh

We entered into an offer letter with Ms. Pugh, as our Chief Commercial Officer, on February 11, 2021 to begin employment on March 15, 2021. Pursuant to the terms of her offer letter, Ms. Pugh’s initial annual base salary is $480,000. Beginning March 1, 2022, Ms. Pugh’s annual base salary is $499,000. Ms. Pugh received a sign on bonus in the amount of $300,000, with the first installment of $150,000 paid in March 2021 and the second installment to be paid following the first anniversary of Ms. Pugh’s start date. For calendar year 2021, Ms. Pugh was eligible to receive a discretionary bonus with a target of 70% of her base salary and a cap of 150% of her base salary. On July 12, 2021, Ms. Pugh was granted an option to purchase 91,853 shares at an exercise price of $12.48, the fair market value of our Class A common stock on the date of the grant, 25% of which vested on February 15, 2022 and the remainder to vest in equal monthly installments over the following three years. In addition, on July 12, 2021, Ms. Pugh was granted 46,074 RSUs, which vest based on performance criteria and time based vesting. If the performance measures are met, 50% of the earned portion of the award will vest on February 15, 2023, with the remainder of the earned portion of the award to vest in eight equal quarterly installments over the following two years.

Ms. Pugh is entitled to certain benefits in connection with a termination of her employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

Darius Shahida

Mr. Shahida began his position as our Chief Strategy Officer and Chief Business Development Officer in January 2020 and we entered into an employment letter with Mr. Shahida in November 2020. Mr. Shahida previously served as our Head of Growth from August 2018 to January 2020. Pursuant to the terms of his employment letter, Mr. Shahida’s annual base salary is $400,000. Beginning March 1, 2022, Mr. Shahida’s annual base salary is $416,000. On December 17, 2020, Mr. Shahida was granted 500,000 RSUs, which vested 50% on the first anniversary of the grant date and the remainder will vest in equal quarterly installments over the following year. The number of shares subject to Mr. Shahida’s RSU award was adjusted in connection with the Business Combination to 519,150 shares.

Mr. Shahida is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

Andrei Stoica

We entered into an offer letter with Dr. Stoica, as our Chief Technology Officer and Senior Vice President, on June 3, 2021 to begin employment in July 2021. Pursuant to the terms of his offer letter, Dr. Stoica’s initial annual base salary is $440,000. Beginning March 1, 2022, Dr. Stoica’s annual base salary is $475,000. In August 2021, Dr. Stoica received a one-time make whole payment of $650,000 for incentive and retention forfeiture, which payment is recoverable by us in the event Dr. Stoica voluntarily terminates his employment (other than for good reason) prior to 12 months from his start date. Dr. Stoica receives an annual discretionary bonus with a target of 50% of his base salary. On July 19, 2021, Dr. Stoica was granted an option to purchase 121,771 shares at an exercise price of $10.68, the fair market value of our Class A common stock on the date of the grant, 25% of which will vest on September 30, 2022 and the remainder to vest in equal monthly installments over the following three years. In addition, on July 19, 2021, Dr. Stoica was granted 61,798 RSUs, 25% of which will vest on September 30, 2022 and the remainder to vest in 12 equal quarterly installments thereafter. Dr. Stoica is eligible to participate in our long-term incentive program. Pursuant to the terms of his offer letter, we reimbursed Dr. Stoica for reasonable moving expenses in connection with this relocation to begin employment with us.

Dr. Stoica is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

Laurent Faracci

We entered into an offer letter of employment with Mr. Faracci on December 18, 2019, and Mr. Faracci was our Chief Executive Officer from April 2020 to January 2021. The offer letter provided that Mr. Faracci’s annual base salary was $600,000. In 2020, Mr. Faracci was eligible to receive annual discretionary bonuses of up to 100% of his annual base salary, and he would have received a guaranteed bonus of 25% of his annual base salary if he was employed on the date any 2020 bonus was paid in February 2021. In connection with his hiring, Mr. Faracci was granted an option for 4,350,000 shares at an exercise price of $5.02, the fair market value of our common stock on the date of the grant, with 20% to vest on March 31, 2021 and the remainder vesting in equal monthly installments over the next 48 months, subject to Mr. Faracci’s continued employment.

Pursuant to Mr. Faracci’s offer letter, he also received two additional option grants, each for 1,635,000 shares, at an exercise price of $5.02. The number of shares subject to each option award was adjusted in connection with the Business Combination to 3,395,240 shares and the exercise price was adjusted to $4.84 per share. The first option provided for vesting on the closing of a financing in excess of $100 million within two years of Mr. Faracci’s start date at a share price greater than $20.54 and if existing stockholders (and holders of vested options) were allowed to tender up to 5% of their shares. The second option provided for vesting on the closing of a financing in excess of $100 million within five years of Mr. Faracci’s start date at a share price greater than $51.35 and if existing stockholders (and holders of vested options) were allowed to tender up to 5% of their shares. The option grants expired on April 23, 2021, the three month anniversary of Mr. Faracci’s separation date.

Mr. Faracci resigned from his position as Chief Executive Officer effective as of January 23, 2021. In connection with his resignation, on January 24, 2021, we entered into a separation agreement with Mr. Faracci. Under the separation agreement, we paid or provided to Mr. Faracci: (i) a lump sum severance payment in the amount of $900,000, which was equal to one year of his then current annual base salary plus an additional amount equal to 50% of his then current base salary, (ii) payment of the monthly premiums to continue Mr. Faracci and his eligible dependents’ participation in our group health plan for 12 months following the separation date, (iii) a payment of $150,000 representing Mr. Faracci’s bonus payable for 2020, and (iv) accelerated vesting of the 1,522,491 shares of his time-based options that would have vested had Mr. Faracci remained employed through the one year anniversary of his termination date, which options will remain exercisable until January 23, 2026. The number of shares subject to the accelerated time-based options was adjusted in connection with the Business Combination to 1,580,802 shares and the exercise price was adjusted to $4.84 per share. The separation agreement also includes a release and waiver by Mr. Faracci and other customary provisions.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2021, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Todd Fruchterman, Chief Executive Officer	7/12/2021	--	24,036 (3)	12.48	7/11/2031	--	--	--	--
	2/1/2021	--	1,557,450 (4)	15.29	2/1/2031	--	--	--	--
	7/12/2021	--	162,596 (5)	12.48	7/11/2031	--	--	--	--
	7/12/2021	--	--	--	--	--	--	92,147 (6)	616,463
	2/1/2021	--	--	--	--	1,038,300 (7)	6,946,227	--	--
Stephanie Fielding, Chief Financial Officer	12/17/2020	9,728 (8)	16,229	9.40	12/17/2030	--	--	--	--
	12/17/2020	136,279 (9)	227,126	9.40	12/17/2030	--	--	--	--
	12/17/2020	--	--	--	--	97,341 (10)	651,211	--	--
Stacey Pugh, Chief Commercial Officer	7/12/2021	--	27,844 (11)	12.48	7/11/2031	--	--	--	--
	7/12/2021	--	63,989 (12)	12.48	7/11/2031	--	--	--	--
	7/12/2021	--	--	--	--	--	--	46,074 (13)	308,235
	2/12/2021	--	--	--	--	207,660 (14)	1,389,245	--	--
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	1/16/2018	155,745	--	2.48	1/16/2028	--	--	--	--
	9/18/2018	129,752 (15)	25,993	4.16	9/18/2028	--	--	--	--
	1/21/2020	160,063 (16)	47,597	4.84	1/21/2030	--	--	--	--
	12/17/2020	--	259,574	--	--	259,576 (17)	1,736,563	--	--
Andrei Stoica, Chief Technology Officer	7/19/2021	--	37,452 (18)	--	7/18/2031	--	--	--	--
	7/19/2021	--	84,319 (19)	--	7/18/2031	--	--	--	--
	7/19/2021	--	--	--	--	61,798 (20)	413,429	--	--
Laurent Faracci, Former Chief Executive Officer	4/23/2020	1,580,802	--	4.84	1/23/2026	--	--	--	--

(1)	All options have a ten-year term from the date of grant.
(2)	The market value of the stock awards is based on the closing price of our Class A common stock of $6.69 per share on December 31, 2021.
(3)

The shares underlying this option vest as to 33% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following two years, subject to continued service through the applicable vesting dates.

(4)

The shares underlying this option vest as to 25% of the award on February 1, 2022, with the remainder of the award vesting in 36 equal monthly installments thereafter, subject to Dr. Fruchterman’s continued service through the applicable vesting dates.

(5)

The shares underlying this option vest as to 33% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following two years, subject to continued service through the applicable vesting dates.

(6)

This award vests based on performance criteria and time based vesting. If the performance measures are met, 66% of the earned portion of the award will vest on February 15, 2023, with the remainder of the earned portion of the award to vest in four equal quarterly installments over the following year, subject to continued service through the applicable vesting dates. The amount shown represents the target number of shares of our Class A common stock that could be earned with respect to this award. The number of PSUs that will become earned and vest, and the resulting number of shares of our Class A common stock to be issued, will be determined within 90 days following the end of fiscal year 2022, and the number of shares can range from 0% to a maximum of 200% of the target number. The PSU awards are described in further detail under “Compensation Discussion and Analysis—2021 Named Executive Officer Compensation—Equity Incentive Program” above.

(7)

The RSUs vest in 4 equal annual installments on the anniversary of the start of Dr. Fruchterman’s employment by Butterfly (defined below), February 1, 2021, subject to his continued service through the applicable vesting date.

(8)

The shares underlying this option vest as to 25% on June 30, 2021, with the remainder vesting in 36 equal monthly installments thereafter, subject to Ms. Fielding’s continued service through the applicable vesting date. As of Ms. Fielding’s separation date, 14,060 unvested shares underlying this option will be forfeited.

(9)

The shares underlying this option vest as to 25% on June 30, 2021, with the remainder vesting in 36 equal monthly installments thereafter, subject to Ms. Fielding’s continued service through the applicable vesting date. As of Ms. Fielding’s separation date, 196,845 unvested shares underlying this option will be forfeited.

(10)

The RSUs vest as to 25% of the shares on December 17, 2021, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Ms. Fielding’s continued service through the applicable vesting date. As of Ms. Fielding’s separation date, 89,230 unvested RSUs underlying this award will be forfeited.

(11)

This award will vest on as to 25% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following three years, subject to continued service through the applicable vesting dates.

(12)

This award will vest on as to 25% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following three years, subject to continued service through the applicable vesting dates.

(13)

This award vests based on performance criteria and time based vesting. If the performance measures are met, 50% of the earned portion of the award will vest on February 15, 2023, with the remainder of the earned portion of the award to vest in eight equal quarterly installments over the following two years, subject to continued service to us through the applicable vesting dates. The amount shown represents the target number of shares of our Class A common stock that could be earned with respect to this award. The number of PSUs that will become earned and vest, and the resulting number of shares of our Class A common stock to be issued, will be determined within 90 days following the end of fiscal year 2022, and the number of shares can range from 0% to a maximum of 200% of the target number. The PSU awards are described in further detail under “Compensation Discussion and Analysis—2021 Named Executive Officer Compensation—Equity Incentive Program” above.

(14)	The RSUs vest in equal annual installments over four years beginning on February 11, 2022, subject to Ms. Pugh’s continued service through the applicable vesting date.
(15)	The shares underlying this option vest in equal monthly installments over 48 months beginning on September 30, 2018, subject to Mr. Shahida’s continued service through the applicable vesting date.

(16)

The shares underlying this option vested as to 50% on November 2, 2020, with the remainder vesting in 24 equal monthly installments thereafter, subject to Mr. Shahida’s continued service through the applicable vesting date.

(17)

The RSUs vest as to 50% of the shares on December 17, 2021, with the remainder vesting in 4 equal quarterly installments thereafter, subject to Mr. Shahida’s continued service through the applicable vesting date.

(18)

The shares underlying this option vest as to 25% on September 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. Stoica’s continued service through the applicable vesting date.

(19)

The shares underlying this option vest as to 25% on September 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. Stoica’s continued service through the applicable vesting date.

(20)	The RSUs vest as to 25% on September 30, 2022, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Dr. Stoica’s continued service through the applicable vesting date.

Option Exercises and Stock Vested in 2021

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Todd Fruchterman, Chief Executive Officer	--	--	--	--
Stephanie Fielding, Chief Financial Officer	--	--	32,446	236,207
Stacey Pugh, Chief Commercial Officer	--	--	--	--
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	--	--	259,574	1,889,699
Andrei Stoica, Chief Technology Officer	--	--	--	--
Laurent Faracci, Former Chief Executive Officer	--	--	--	--

(1)

Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of options because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2)	The value realized on vesting is calculated by multiplying the number of vested shares by the closing price of our Class A common stock on the NYSE on the applicable vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined pension benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Severance Plan

On May 3, 2021, the Compensation Committee of the Board adopted the Butterfly Network, Inc. Executive Severance Plan, as amended on November 10, 2021 (the “Severance Plan”). Eligible participants in the Severance Plan include our executive officers (other than our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our Chief Strategy and Chief Business Development Officer) and executive officers reporting directly to our Chief Executive Officer having the title of senior vice president or executive vice president.

Under the Severance Plan, if we terminate a participant’s employment without cause (as defined in the Severance Plan) or a participant resigns for good reason (as defined in the Severance Plan) at any time other than during the twelve (12) month period following a change in control (as such term is defined in the Severance Plan) (the “Change in Control Period”), then the participant is eligible to receive the following benefits:

●	Severance payable in the form of salary continuation. The severance amount is equal to participant’s then-current base salary times a multiplier determined based on the participant’s title or role with us.
●	We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, during the severance period.

Under the Severance Plan, if we terminate a participant’s employment without cause or participant resigns for good reason, during the Change in Control Period, then the participant is eligible to receive the following benefits:

●	Severance payable in a single lump sum. The severance amount is equal to participant’s then-current base salary and then-current target annual bonus opportunity, times a change in control multiplier determined based on the participant’s title or role with us.
●	We will pay for company contribution for continuation coverage under COBRA during the severance period.
●	Any outstanding unvested equity awards held by the participant under our then-current outstanding equity incentive plan(s) will become fully vested on the date the termination of such participant’s employment becomes effective.

A participant’s rights to any severance benefits under the Severance Plan are conditioned upon the participant executing and not revoking a valid separation and general release of claims agreement in a form provided by us.

For purposes of severance payments made under our Severance Plan, “good reason” is defined as the participant resigning after the occurrence of one of the following events without the participant’s consent:

●	a material reduction of the participant’s base salary as in effect immediately prior to the reduction; or
●	a material reduction in the participant’s authority, duties or responsibilities.

The participant must provide us with written notice within 30 days after the occurrence of a good reason event, and we have 30 days to correct the event after receipt of the notice, and the participant must actually terminate his or her employment within 60 days after the date we receive the participant’s notice.

The term “cause” under the Severance Plan means a termination by us after the occurrence of one of the following events:

●	willful misconduct or gross negligence in the performance of the participant’s duties;
●	refusal to follow the lawful directions of the Chief Executive Officer, which, if curable, has not been cured by the participant within 30 days after he or she receives notice from the Chief Executive Officer;
●	breach of a fiduciary duty owed to us;
●	fraud, embezzlement or other material dishonesty with respect to us;

●	violation of applicable federal, state or local law or regulation governing our business;
●	commission, conviction, plea of nolo contendere, guilty plea, or confession to a crime based upon an act of fraud, embezzlement or dishonesty or to a felony;
●	habitual abuse of alcohol or any controlled substance or reporting to work under the influence of alcohol or any controlled substance (other than a controlled substance that the participant is properly taking under a current prescription);
●	misappropriation (or attempted misappropriation) by the participant of any material assets or business opportunities of us or any of our subsidiaries or affiliates;
●	a material failure to comply with our written policies or rules, as they may be in effect from time to time during the participant’s employment, including policies and rules prohibiting discrimination or harassment, which, if curable, has not been cured by the participant within 30 days after he or she receives notice from the Chief Executive Officer;
●	a material breach of the participant’s employment agreement or offer letter, the Non-Competition, Confidentiality and Intellectual Property Agreement or any other written agreement between us or one of our subsidiaries and participant, which, if curable, has not been cured by the participant within 30 days after he or she receives notice from the Chief Executive Officer.

The term “change in control” under the Severance Plan means:

(i) any person or group of persons (other than us or our affiliates) becomes the owner, directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding voting securities (the “Outstanding Company Voting Securities”) (but excluding any bona fide financing event in which securities are acquired directly from us); or

(ii) the consummation of a merger or consolidation of us with any other corporation, other than a merger or consolidation (i) that results in the Outstanding Company Voting Securities immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the Outstanding Company Voting Securities (or such surviving entity or, if we or the entity surviving such merger is then a subsidiary, the ultimate parent thereof) outstanding immediately after such merger or consolidation, or (ii) immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the Board of the entity surviving such merger or consolidation or, if we or the entity surviving such merger is then a subsidiary, the ultimate parent thereof; or

(iii) the sale or disposition by us of all or substantially all of our assets, other than (i) a sale or disposition by us of all or substantially all of our assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by our stockholders following the completion of such transaction in substantially the same proportions as their ownership of us immediately prior to such sale or (ii) a sale or disposition of all or substantially all of our assets immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors of the entity to which such assets are sold or disposed or, if such entity is a subsidiary, the ultimate parent thereof;

(iv) provided that with respect to Sections (i), (ii) and (iii) above, a transaction or series of integrated transactions will not be deemed a Change in Control (A) unless the transaction qualifies as a change in control within the meaning of Section 409A of the Code, or (B) if following the conclusion of the transaction or series of integrated transactions, the holders of our Class B Common Stock immediately prior to such transaction or series of transactions continue to have substantially the same proportionate voting power in an entity which owns all or substantially all of our assets immediately following such transaction or series of transactions.

Potential Payments upon Termination or Change-In-Control

We have agreed to provide severance and change of control payments and benefits to our named executive officers under specified circumstances, as described below:

Todd M. Fruchterman, M.D., Ph.D.

In the event that Dr. Fruchterman is terminated without cause or resigns from his position for good reason, he is entitled to receive a severance payment equal to one year of his then in-effect base salary plus his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In addition, Dr. Fruchterman’s employment agreement specifies that his outstanding equity awards with time-based vesting will continue to vest for an additional 12 months following his termination and his Initial RSU Award will be vested in full. Dr. Fruchterman’s employment agreement also specifies that, in the event that Dr. Fruchterman is terminated without cause or resigns from his position for good reason within three months prior to or two years following a change in control event (as defined in Dr. Fruchterman’s employment agreement), he is entitled to receive a severance payment equal to two times the sum of his then in-effect base salary plus his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 24 months, and his outstanding equity awards with time-based vesting will be vested in full. Finally, Dr. Fruchterman’s employment agreement provides that, upon Dr. Fruchterman’s termination of employment because of his death or his disability, he is entitled to receive payment of any earned but unpaid annual bonus and such additional vesting of his Initial Option Award and Initial RSU Award such that no less than 50% of the Initial Option Award and Initial RSU Award will be vested upon termination of employment.

For purposes of Dr. Fruchterman’s employment agreement, “good reason” means the occurrence of any of the following events without Dr. Fruchterman’s consent: (i) a material reduction of base salary as in effect immediately prior to the reduction; (ii) a material reduction by us of Dr. Fruchterman’s target annual bonus as in effect immediately prior to the reduction, provided a compensation plan change that affects similarly all employees at similar levels will not constitute good reason; (iii) a material reduction in Dr. Fruchterman’s authority, duties or responsibilities, provided however, following a change in control event, a change in job title or reporting relationship without a reduction in Dr. Fruchterman’s base salary or annual bonus target will not constitute good reason; (iv) relocation of the offices at which Dr. Fruchterman is required to work to a location that would increase Dr. Fruchterman’s one-way commute by more than 50 miles; or (v) the failure to re-elect Dr. Fruchterman to serve as a director of the Board; provided that, within 30 days of the first occurrence of the event that Dr. Fruchterman believes constitutes good reason, Dr. Fruchterman notifies the Board in writing of the event, we fail to correct the act or omission within thirty (30) days of the date of Dr. Fruchterman’s written notice and Dr. Fruchterman actually terminates his employment within sixty (60) days of the date of Dr. Fruchterman’s written notice.

For purposes of Dr. Fruchterman’s employment agreement, “cause” means Dr. Fruchterman’s: (i) willful misconduct or gross negligence in the performance of his duties as Chief Executive Officer; (ii) refusal to follow the lawful directions of the Board; (iii) breach of a fiduciary duty owed to us or our shareholders; (iv) fraud, embezzlement or other material dishonesty with respect to us; (v) violation of applicable federal, state or local law or regulation governing our business; (vi) commission, conviction, plea of nolo contendere, guilty plea, or confession to a crime based upon an act of fraud, embezzlement or dishonesty or to a felony; (vii) habitual abuse of alcohol or any controlled substance or reporting to work under the influence of alcohol or any controlled substance (other than a controlled substance that Dr. Fruchterman is properly taking under a current prescription); (viii) misappropriation (or attempted misappropriation) by Dr. Fruchterman of any material assets or business opportunities of us or any of our subsidiaries or affiliates; (ix) a material failure to comply with our written policies or rules, as they may be in effect from time to time during Dr. Fruchterman’s employment, including policies and rules prohibiting discrimination or harassment; or (x) a material breach of Dr. Fruchterman’s employment agreement, the Non-Competition, Confidentiality and Intellectual Property Agreement or any other written agreement between us or one of our subsidiaries and Dr. Fruchterman, provided that Dr. Fruchterman will have 30 days after notice from the Board to cure a failure or a breach under (ix) or (x), if curable.

The following table sets out the estimated potential payments upon termination or a change in control for Dr. Fruchterman, based on the assumptions discussed above and assuming such event occurred on December 31, 2021:

Dr. Fruchterman	Termination by the Company without Cause or by the Executive for Good Reason ($)	Termination because of Death or Disability ($)	Termination by the Company without Cause or by the Executive for Good Reason Within 3 Months Before or 24 Months Following a Change in Control ($)
Severance benefits:
Lump sum payment	1,500,000	--	3,000,000
Healthcare benefits	16,800	--	33,600
Acceleration of equity awards:
Market value of equity vesting on termination(1)	6,946,227	3,473,114	6,946,227
Total Payment	8,463,027	3,473,114	9,963,027

(1)

Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by Dr. Fruchterman as of December 31, 2021 is included in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table.

Stephanie Fielding

Ms. Fielding’s employment agreement letter provided that in the event that Ms. Fielding’s employment was terminated by us without cause or by Ms. Fielding with good reason, Ms. Fielding would receive payment of six months of her then annual base salary and would be entitled to vesting of an additional six months of her equity grants if the termination is prior to the two-year anniversary of her start date, and payment of one year of her then annual base salary and vesting of an additional one year of her equity grants if the termination was after the two-year anniversary of her start date.

The following table sets out the estimated potential payments upon termination for Ms. Fielding, based on the assumptions discussed above and assuming such event occurred on December 31, 2021:

Ms. Fielding	Termination by the Company without Cause or by the Executive for Good Reason ($)
Severance benefits:
Lump sum payment	200,000
Healthcare benefits	--
Acceleration of equity awards:
Market value of equity vesting on termination(1)	108,525
Total Payment	308,525

(1) Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by Ms. Fielding as of December 31, 2021 is included in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table.

On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer effective as of April 30, 2022. In connection with her resignation, we entered into a separation agreement with Ms. Fielding, effective as of February 3, 2022, which provides that Ms. Fielding will remain employed by us through April 30, 2022 in order to assist in the transition of the chief financial officer role. Provided that Ms. Fielding complies with the terms of the separation agreement, including the release and waiver provided therein, on April 30, 2022 we will pay Ms. Fielding an annual bonus equal to $150,000 for the year ended December 31, 2021. All unvested options and restricted stock units subject to Ms. Fielding’s equity awards will be forfeited as of April 30, 2022. The separation agreement also includes other customary provisions.

Stacey Pugh

Ms. Pugh is eligible to participate in our Severance Plan. In her role as an executive vice president who reports directly to our Chief Executive Officer, Ms. Pugh’s payment multiplier under the Severance Plan is 1.0 for eligible severance both in and not in connection with a change in control.

The following table sets out the estimated potential payments upon termination for Ms. Pugh, based on the assumptions discussed above and assuming such event occurred on December 31, 2021:

Ms. Pugh	Termination by the Company without Cause or by the Executive for Good Reason ($)	Termination by the Company without Cause or by the Executive for Good Reason Within 12 Months Following a Change in Control ($)
Severance benefits:
Severance payment	480,000	816,000
Healthcare benefits	16,800	16,800
Acceleration of equity awards:
Market value of equity vesting on termination(1)	--	1,389,245
Total Payment	496,800	2,222,045

(1)	Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by Ms. Pugh as of December 31, 2021 is included in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table.

Darius Shahida

In the event that Mr. Shahida’s employment is terminated by us without cause or by Mr. Shahida with good reason, Mr. Shahida will receive payment equal to one year of his then annual base salary and will be entitled to vesting of an additional one year of his equity grants, provided that Mr. Shahida enters into a severance agreement with us containing a customary release of claims and a commitment not to disparage Butterfly, Longview or any of their respective affiliates.

The following table sets out the estimated potential payments upon termination for Mr. Shahida, based on the assumptions discussed above and assuming such event occurred on December 31, 2021:

Mr. Shahida	Termination by the Company without Cause or by the Executive for Good Reason ($)
Severance benefits:
Lump sum payment	400,000
Healthcare benefits	--
Acceleration of equity awards:
Market value of equity vesting on termination(1)	1,890,380
Total Payment	2,290,380

(1)

Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by Mr. Shahida as of December 31, 2021 is included in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table.

Andrei Stoica

Dr. Stoica is eligible to participate in our Severance Plan. In his role as an executive officer who reports directly to our Chief Executive Officer, Dr. Stoica’s payment multiplier under the Severance Plan is 0.75 for eligible severance not in connection with a change in control and 1.0 for eligible severance in connection with a change in control.

The following table sets out the estimated potential payments upon termination or a change in control for Dr. Stoica, based on the assumptions discussed above and assuming such event occurred on December 31, 2021:

Dr. Stoica	Termination by the Company without Cause or by the Executive for Good Reason ($)	Termination by the Company without Cause or by the Executive for Good Reason Within 12 Months Following a Change in Control ($)
Severance benefits:
Severance payment	330,000	660,000
Healthcare benefits	12,600	16,800
Acceleration of equity awards:
Market value of equity vesting on termination(1)	--	413,429
Total Payment	342,600	1,090,229

(1)

Amounts do not include the value associated with vested stock options. Information about all stock options and other unvested equity awards held by Dr. Stoica as of December 31, 2021 is included in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table.

Laurent Faracci

Mr. Faracci resigned from his position as Chief Executive Officer effective January 23, 2021. In connection with his resignation, on January 24, 2021, we entered into a separation agreement with Mr. Faracci. Under the separation agreement, we paid or provided to Mr. Faracci: (i) a lump sum severance payment in the amount of $900,000, which is equal to one year of his current annual base salary plus an additional amount equal to 50% of his current base salary, (ii) payment of the monthly premiums to continue Mr. Faracci and his eligible dependents’ participation in our group health plan for 12 months following the separation date, which represented an aggregate payment of $16,800, (iii) a payment of $150,000 representing Mr. Faracci’s bonus payable for 2020, and (iv) accelerated vesting of the 1,522,491 shares of his time-based options that would have vested had Mr. Faracci remained employed through the one year anniversary of his termination date, which options will remain exercisable until January 23, 2026 (adjusted in connection with the Business Combination to 1,580,802 shares underlying the accelerated options at an adjusted exercise price of $4.84 per share). The value attributable to the accelerated vesting of Mr. Faracci’s options was $2,600,000. The total value of the benefits paid or provided to Mr. Faracci in connection with his separation was $3,666,800. The separation agreement also includes a release and waiver by Mr. Faracci and other customary provisions.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Jonathan Rothberg, Ph.D., Chairman	55,354	296,033	308,441	--	659,828
Dawn Carfora	50,792	296,033	308,441	--	655,266
Elazer Edelman, M.D., Ph.D.	52,644	299,997	308,441	--	661,082
John Hammergren	57,417	296,033	308,441	--	661,891
Gianluca Pettiti	66,250	296,033	308,441	--	670,724
Louise Phanstiel	68,458	296,033	308,441	--	672,932
Larry Robbins	48,583	243,405	308,441	--	600,429
Erica Schwartz, M.D., J.D., M.P.H.	18,049	299,995	--	--	318,044

(1)

These amounts represent the aggregate grant date fair value of stock awards granted to each director in 2021 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, included in this Annual Report on Form 10-K.

(2)

These amounts represent the aggregate grant date fair value of options granted to each director in 2021 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, included in this Annual Report on Form 10-K.

The following table shows outstanding and vested options and unvested RSUs for each non-employee director as of December 31, 2021.

Name	Total Options Outstanding	Vested Options	Unvested RSUs
Jonathan Rothberg, Ph.D., Chairman	1,051,457	519,418	532,309
Dawn Carfora	21,645	--	13,157
Elazer Edelman, M.D., Ph.D.	21,645	--	15,098
John Hammergren	21,645	--	13,157
Gianluca Pettiti	21,645	--	13,157
Louise Phanstiel	21,645	--	13,157
Larry Robbins	21,645	--	13,157
Erica Schwartz, M.D., J.D., M.P.H.	--	--	23,904

The following table shows the grant date fair value calculated in accordance with FASB ASC Topic 718 for equity awards granted to each non-employee director during the fiscal year ended December 31, 2021.

Name	RSUs Granted (#)	Options Granted (#)	Grant Date	Grant Date Fair Value ($)
Jonathan Rothberg, Ph.D., Chairman	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	308,441
Dawn Carfora	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	308,441
Elazer Edelman, M.D., Ph.D.	15,098	-	3/11/2021	299,997
		21,645	7/1/2021	308,441
John Hammergren	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	308,441
Gianluca Pettiti	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	308,441
Louise Phanstiel	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	308,441
Larry Robbins	13,157	-	3/10/2021	243,405
	-	21,645	7/1/2021	308,441
Erica Schwartz, M.D., J.D., M.P.H.	23,904	-	9/9/2021	299,995

Director Compensation Policy

Pursuant to our non-employee director compensation policy, the annual retainer for non-employee directors is $50,000. Annual retainers for committee membership are as follows:

Position	Retainer
Audit committee chairperson	$20,000
Audit committee member	$10,000
Compensation committee chairperson	$15,000
Compensation committee member	$7,500
Nominating and corporate governance committee chairperson	$10,000
Nominating and corporate governance committee member	$5,000
Technology committee chairperson	$15,000
Technology committee member	$7,500

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

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of February 2, 2022 by:

●	each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;
●	each of the Company’s named executive officers and directors; and
●	all current executive officers and directors of the Company as a group.

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

The beneficial ownership of Company common stock is based on 171,733,179 shares of the Company’s Class A common stock and 26,426,937 shares of the Company’s Class B common stock issued and outstanding as of February 2, 2022.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

	Number of			Number of
	shares of			shares
	Class A			Class B		% of Total
Name and Address of	Common			Common		Voting
Beneficial Owner	Stock		%	stock	%	Power**
Directors and Executive Officers:
Jonathan M. Rothberg, Ph.D.(1)(2)	10,011,285		5.8	26,426,937	100	76.9
Larry Robbins(1)(3)	22,097,469		12.4	—	—	2.2
Dawn Carfora(1)(4)	16,394		*	—	—	*
Elazer Edelman, M.D., Ph.D.(1)(5)	5,032		—	—	—	—
John Hammergren(1)(6)	124,484		*	—	—	*
Gianluca Pettiti(1)(7)	22,399		*	—	—	*
S. Louise Phanstiel(1)(8)	64,434		*	—	—	*
Erica Schwartz, MD, JD, MPH(1)	—		—	—	—	—
Todd M. Fruchterman, M.D.(1)(9)	682,116		—	—	—	—
Stephanie Fielding(1)(10)	197,454		*	—	—	*
Stacey Pugh(1)(11)	76,791		—	—	—	—
Darius Shahida(1)(12)	727,461		*	—	—	*
Andrei G. Stoica, Ph.D(1)	—		—	—	—	—
Laurent Faracci(1)(13)	1,580,802		*	—	—	*

All Current Directors and Executive Officers of the Company as a Group (15 Individuals)(14)	34,145,368		19.0	26,426,937	100	79.1
Five Percent Holders:
Jonathan M. Rothberg, Ph.D.(1)(2)	10,011,285		5.8	26,426,937	100	76.9
Fosun Industrial Co., Limited(15)	10,716,630		6.2	—	—	1.5
Glenview Capital Management(3)	22,093,084		12.4	—	—	2.2
FMR LLC(16)	16,111,158		9.4	—	—	2.3
Blackrock, Inc.(17)	8,801,660		5.1	—	—	1.3
The Vanguard Group(18)	13,179,593		7.7	—	—	1.9
*	Indicates beneficial ownership of less than 1%.
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
(2)

Consists of (i) 9,877,113 shares of the Company’s Class A common stock held by Dr. Rothberg, Dr. Rothberg’s spouse, 23rd Century Capital LLC and 1997 JMR Trust Common, LLC, (ii) restricted stock units for 134,172 shares of the Company’s Class A common stock that vest within 60 days of February 2, 2022 held by Dr. Rothberg and (iii) 26,426,937 shares of the Company’s Class B common stock held by 4C Holdings I, LLC, 4C Holdings II, LLC, 4C Holdings III, LLC, 4C Holdings IV, LLC and 4C Holdings V, LLC. Jonathan M. Rothberg, Ph.D., the Company’s Chairman, is the member of 23rd Century Capital LLC and the sole manager of the other entities and therefore has voting and investment control over the shares.

(3)

Longview Investors LLC, or its affiliates, is the record holder of the 10,275,000 founder shares reported herein. Mr. Robbins is the managing member of Longview Investors LLC. Mr. Robbins shares voting and dispositive power over the shares held by Longview Investors LLC and may be deemed to beneficially own such shares. Includes (i) 10,275,000 founder shares, (ii) 4,964,751 shares of the Company’s Class A common stock held by Glenview Capital Partners, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, LTD., Glenview Capital Opportunity Fund, L.P. and Glenview Offshore Opportunity Master Fund, LTD. (the “Glenview

Investment Funds”), and (iii) 6,853,333 shares underlying private placement warrants that are exercisable within 60 days of February 2, 2022. Mr. Robbins also holds 4,385 restricted stock units that vest within 60 days of February 2, 2022. The address of the principal business office for Mr. Robbins, Longview Investors LLC and the Glenview Investment Funds is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(4)	Consists of 12,009 shares of the Company’s Class A common stock and 4,385 restricted stock units that vest within 60 days of February 2, 2022 held by Ms. Carfora.
(5)	Consists of restricted stock units that vest within 60 days of February 2, 2022 held by Dr. Edelman.
(6)

Consists of 120,099 shares of the Company’s Class A common stock held by Triumph Ventures LP and 4,385 restricted stock units that vest within 60 days of February 2, 2022 held by Mr. Hammergren. Mr. Hammergren is the President of The Stoneyfield Group LLC, the General Partner of Triumph Ventures LP, and therefore has voting and investment control over the shares.

(7)	Consists of 18,014 shares of the Company’s Class A common stock and 4,385 restricted stock units that vest within 60 days of February 2, 2022 held by Mr. Pettiti.
(8)

Consists of 60,049 shares of the Company’s Class A common stock held by H.G. Phanstiel LP and 4,385 restricted stock units that vest within 60 days of February 2, 2022 held by Ms.Phanstiel. Ms. Phanstiel is the Managing Member of H.G. Phanstiel LP, and therefore has voting and investment control over the shares.

(9)

Consists of 160,336 shares of the Company’s Class A common stock and options to purchase 521,780 shares of the Company’s Class A common stock exercisable within 60 days of February 2, 2022 held by Dr. Fruchterman.

(10)

Consists of 19,006 shares of the Company’s Class A common stock, options to purchase 170,337 shares of the Company’s Class A common stock exercisable within 60 days of February 2, 2022 and 8,111 restricted stock units that vest within 60 days of February 2, 2022 held by Ms. Fielding.

(11)

Consists of options to purchase 24,876 shares of the Company’s Class A common stock exercisable within 60 days of February 2, 2022 and 51,915 restricted stock units that vest within 60 days of February 2, 2022 held by Ms. Pugh.

(12)

Consists of 194,300 shares of the Company’s Class A common stock, options to purchase 468,267 shares of the Company’s Class A common stock exercisable within 60 days of February 2, 2022 and 64,894 restricted stock units that vest within 60 days of February 2, 2022 held by Mr. Shahida.

(13)	Consists of options to purchase 1,580,802 shares of the Company’s Class A common stock exercisable within 60 days of February 2, 2022 held by Mr. Faracci.
(14)

See footnotes 2 through 12. Also includes shares of Class A common stock beneficially owned by Mary Miller, a current executive officer who is not a named executive officer: options to purchase 81,113 shares of the Company’s Class A common stock exercisable within 60 days of February 2, 2022 and 38,936 restricted stock units that vest within 60 days of February 2, 2022.

(15)

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

(16)

Based on the Schedule 13G filed by FMR LLC on February 9, 2022, consists of shares of the Company’s Class A common stock beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies, as of December 31, 2021. FMR LLC, is a parent holding company. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(17)

Based on the Schedule 13G filed by BlackRock, Inc. on February 4, 2022, consists of shares of the Company’s Class A common stock beneficially owned, or that may be deemed to be beneficially owned, by BlackRock, Inc. and certain of its subsidiaries as of December 31, 2021. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(18)

Based on the Schedule 13G filed by The Vanguard Group on February 9, 2022, consists of shares of the Company’s Class A common stock beneficially owned, or that may be deemed to be beneficially owned, by The Vanguard Group, Inc.’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, as of December 31, 2021. The principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2021.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	38,700,000 (1)	$8.11 (2)	17,000,000 (3)
Equity compensation plans not approved by security holders	--	--	--
Total	38,700,000	$8.11	17,000,000

(1)	Consists of (i) 13.1 million shares to be issued upon exercise of outstanding options and RSUs under the 2012 Plan and (ii) 25.6 million shares to be issued upon exercise of outstanding options and RSUs under the 2020 Plan.
(2)	Consists of the weighted-average exercise price of the 16.2 million stock options outstanding on December 31, 2021.
(3)	Consists of shares that remained available for future issuance under the 2020 Plan as of December 31, 2021. No shares remained available for future issuance under the 2012 Plan as of December 31, 2021.

The 2020 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2020 Plan to be added on the first day of each fiscal year, beginning in fiscal year 2021 and ending on the second day of fiscal year 2030. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 4% of the number of outstanding shares of common stock on such date and (ii) an amount determined by the plan administrator.

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

The Sponsor purchased an aggregate of 6,853,333 private placement warrants in connection with Longview’s initial public offering, at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $10,280,000. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants provided that the private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) were not permitted, subject to certain limited exceptions, to be transferred, assigned or sold until 30 days after the completion of the Business Combination.

On January 11, 2021, Longview issued an unsecured promissory note (the “Note”) in the principal amount of up to $2 million to the Sponsor, which principal amount could be drawn down from time to time in increments of no less than $10,000. Longview drew an aggregate of $2 million on the Note. The Note bore interest at a rate of 6.00% per annum, compounded annually and computed on the basis of the 360-day year, and was repaid in full at the Closing.

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

Legacy Butterfly

Convertible Notes

On May 19, 2020, Legacy Butterfly entered into a Convertible Note Purchase Agreement, pursuant to which, on May 21, 2020, May 26, 2020 and July 16, 2020, Legacy Butterfly issued $20,650,000 aggregate principal amount of Legacy Butterfly convertible notes. Interest on the Legacy Butterfly convertible notes accrued at the rate of 5.0% per year. On November 12, 2020, Legacy Butterfly entered into a Consent Agreement (the “Consent Agreement”) with certain purchasers of such convertible notes. Pursuant to the Business Combination and Consent Agreement, the principal amount plus accrued but unpaid interest, if any, of the Butterfly convertible notes outstanding were converted into the Company’s Class A common stock, with such shares of the Company’s Class A common stock calculated by dividing the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes by $10.00, rounded down to the nearest whole number of shares.

The participants in this convertible note financing included certain holders of more than 5% of Legacy Butterfly’s capital stock. The following table sets forth the aggregate principal amount of Legacy Butterfly convertible notes issued to these related parties in this convertible note financing:

	Principal
	Note	Date of
Name	Amount	Issuance
Entities affiliated with Fidelity Management & Research Company, LLC (1)	$17,000,000	May 21, 2020
(1)	Consists of $10,308,300 principal amount of Legacy Butterfly convertible notes purchased by Fidelity Concord Street Trust: Fidelity Mid-Cap Stock Fund, $377,700 principal amount of Legacy Butterfly convertible notes purchased by Fidelity Mid-Cap Stock Commingled Pool, $4,031,800 principal amount of Legacy Butterfly convertible notes purchased by Fidelity Mt. Vernon Street Trust: Fidelity New Millennium Fund, $1,825,300 principal amount of Legacy Butterfly convertible notes purchased by Fidelity U.S. All Cap Fund and $456,900 principal amount of Legacy Butterfly convertible notes purchased by Fidelity U.S. Multi-Cap Investment Trust.

In connection with the Consent Agreement, entities affiliated with Fidelity Management & Research Company, LLC received a fee of $179,488.

Legacy Butterfly Convertible Notes Issued to Affiliates of Glenview

On October 30, 2020, Legacy Butterfly and investment funds managed by Glenview entered into a convertible note purchase agreement (the “October 2020 Convertible Note Purchase Agreement”) pursuant to which such affiliates purchased an aggregate principal amount of $25.1 million of Legacy Butterfly convertible notes. Interest on the Legacy Butterfly convertible notes accrued at the rate of 5.0% per year. Pursuant to the Business Combination, the principal amount plus accrued but unpaid interest, if any, of the Legacy Butterfly convertible notes outstanding were converted into the Company’s Class A common stock, with such shares of Company’s Class A common stock calculated by dividing the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes by $10.00, rounded down to the nearest whole number of shares.

On January 15, 2021, investment funds managed by Glenview entered into a securities purchase agreement with each of Dawn Carfora, John Hammergren, Gianluca Pettiti and S. Louise Phanstiel. Pursuant to the securities purchase agreements, Ms. Carfora agreed to purchase an aggregate principal amount of $118,443 of Legacy Butterfly convertible notes from Glenview for a purchase price of $200,000, Mr. Hammergren agreed to purchase an aggregate principal amount of $1,184,441 of Legacy Butterfly convertible notes from Glenview for a purchase price of $2,000,000, Mr. Pettiti agreed to purchase an aggregate principal amount of $177,666 of Legacy Butterfly convertible notes from Glenview for a purchase price of $300,000, and Ms. Phanstiel agreed to purchase an aggregate principal amount of $592,221 of Legacy Butterfly convertible notes from Glenview for a purchase price of $1,000,000. Upon conversion at the Effective Time, the Legacy Butterfly convertible notes purchased by Ms. Carfora, Mr. Hammergren, Mr. Pettiti and Ms. Phanstiel converted into 12,009, 120,099, 18,014 and 60,049 shares of the Company’s Class A common stock, respectively.

Lease Arrangements

We occupy office and laboratory space located at 506 Old Whitfield Street, Guilford, Connecticut, which is owned by Oceanco, LLC, whose manager is Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and Chairman of our board of directors, and which is owned by Dr. Rothberg’s children. Under this arrangement, we paid $184,800, $184,800 and $169,400 for the years ended December 31, 2019, 2020 and 2021, respectively. We entered into a month-to-month lease with Oceanco, LLC for this space pursuant to the Business Combination.

We also occupy office space at 351 New Whitfield Street, Guilford, Connecticut, 485 Old Whitfield Street, Guilford, Connecticut, and 3000 El Camino Real, Suite 130, Palo Alto, California. Effective upon the Closing, the office space at 485 Old Whitfield Street, Guilford, Connecticut was leased from Oceanco, LLC by 4Catalyzer Corporation, or 4Catalyzer, of which Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the founder of Legacy Butterfly and

Chairman of the Company’s board of directors, is the sole stockholder, and we have the right to use rooms at 485 Old Whitfield Street from 4Catalyzer for $100 per employee per day. Effective upon the Closing of the Business Combination, 4Catalyzer subleases space to us at 351 New Whitfield Street, where we occupy such portions of the space as 4Catalyzer may designate from time to time on a month-to-month basis, and we pay a pro rata share of expenses paid by 4Catalyzer for such space under the master lease. In connection with the Business Combination Agreement, 4Catalyzer assigned its leasehold interest 3000 El Camino Real to us. We pay 4Catalyzer on a per diem and month-to-month basis, respectively, for use of the spaces in 485 Old Whitfield Street and 351 New Whitfield Street, but no rental or lease agreements are effective. Under these arrangements (and through the date of assignment of the 3000 El Camino Real Lease), we paid $248,650, $305,493 and $40,730 for the years ended December 31, 2019, 2020 and 2021, respectively.

Legacy Butterfly also previously occupied office space at 251 West 30th Street, New York, New York, which location was being leased from an unrelated landlord by 4Catalyzer. Legacy Butterfly paid 4Catalyzer on a month-to-month basis for use of the space, but no lease agreement had been entered into. Under this arrangement, Legacy Butterfly paid $189,384, $35,104 and $17,665 for the years ended December 31, 2019, 2020 and 2021.

Legacy Butterfly also paid 4Catalyzer for improvements and other capital expenditures in connection with Legacy Butterfly’s use of each of the spaces noted above, $63,460 during the year ended December 31, 2019, and has not paid any additional amounts since for the years ended December 31, 2020 and December 31, 2021.

Amended and Restated Technology Services Agreement

On November 11, 2020, Legacy Butterfly entered into an Amended and Restated Technology Services Agreement (the “ARTSA”) by and among 4Catalyzer, Butterfly and other participant companies controlled by the Rothbergs, including AI Therapeutics, Inc., Quantum-Si Incorporated, Hyperfine Operations, Inc. (f/k/a Hyperfine, Inc.), 4Bionics LLC, Tesseract Health, Inc., Liminal Operations, Inc. (f/k/a Liminal Sciences Inc.) and Detect, Inc. (f/k/a Homodeus Inc.). Under the ARTSA, Legacy Butterfly and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, subject to certain restrictions on use, with the other participant companies. The ARTSA provided that ownership of each non-core technology shared by 4Catalyzer, Legacy Butterfly or another participant company remained with the company that originally shared the non-core technology. The ARTSA also provided for 4Catalyzer to perform certain services to Legacy Butterfly and each other participant company, such as general administration, facilities, information technology, financing, legal, human resources and other services. The ARTSA also provided for the participant companies to provide other services to each other. The fees due to 4Catalyzer or the other participants for such services were allocated to Legacy Butterfly and the participant companies based on the total costs and expenses for the relative amount of services and resources used by the participant company, except for services with respect to intellectual property, which were based on a negotiated cost plus methodology. The ARTSA provided that all inventions of 4Catalyzer, Legacy Butterfly or the other participants made in the course of providing such services are owned by the receiving participant and that the receiving participant grant to the participant company providing the services a royalty-free, perpetual, limited, worldwide, non-exclusive license to use such inventions only in the core business field of the participating company.

The ARTSA had an initial term of five years from the date of the ARTSA and provided that the ARTSA be automatically extended for additional, consecutive one-year renewal terms. Each participating company, including Legacy Butterfly, had the right to terminate the ARTSA at any time upon 30 days’ prior notice and 4Catalyzer had the right to terminate the ARTSA at any time upon 90 days’ prior notice. Legacy Butterfly paid an aggregate of $8,074,173 during the year ended December 31, 2019, $4,937,775 during the year ended December 31, 2020 and $709,532 during the year ended December 31, 2021 for services under the ARTSA.

On November 19, 2020, Legacy Butterfly and 4Catalyzer entered into the First Addendum to the ARTSA, pursuant to which Legacy Butterfly agreed to terminate its participation under the ARTSA effective as of February 12, 2021.

Technology and Services Exchange Agreement

Legacy Butterfly has entered into a Technology and Services Exchange Agreement (the “TSEA”) by and among Legacy Butterfly and other participant companies controlled by the Rothbergs, consisting of AI Therapeutics, Inc., Quantum-Si Incorporated, Hyperfine Operations, Inc. (f/k/a Hyperfine, Inc.), 4Bionics LLC, Tesseract Health, Inc., Liminal Operations, Inc. (f/k/a Liminal Sciences, Inc.) and Detect, Inc. (f/k/a Homodeus Inc.). The TSEA, signed in November 2020, became effective upon the Closing of the Business Combination on February 12, 2021. Under the TSEA, we and the other participant companies may, in our discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

Agreements with Butterfly Stockholders

Investors’ Rights, Voting and Right of First Refusal Agreements

In connection with Legacy Butterfly’s Series D preferred stock financing, Legacy Butterfly entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with holders of Legacy Butterfly’s preferred stock and certain holders of its common stock.

Amended and Restated Registration Rights Agreement

At the Closing of the Business Combination, we, the Sponsor, certain affiliates of the Sponsor, and certain stockholders of Legacy Butterfly entered into the Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties to the Amended and Restated Registration Rights Agreement agreed, subject to certain exceptions, not to effect any sale or distribution of any equity securities of the Company held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of our common stock, in each case, on the terms and subject to the conditions therein.

Advisory Agreement with Jonathan M. Rothberg, Ph.D.

In connection with the consummation of the Business Combination, we entered into an Advisory Agreement with Dr. Rothberg, the founder of Legacy Butterfly and the chairman of our board of directors, effective as of the Closing, pursuant to which Dr. Rothberg advises our Chief Executive Officer and the board of directors on strategic matters, and provides consulting, business development and similar services on matters relating to our current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. As compensation for Dr. Rothberg’s services under the Advisory Agreement, we pay Dr. Rothberg a consulting fee of $16,667 per month during the term of the Advisory Agreement. The term of the Advisory Agreement will continue until terminated by us or Dr. Rothberg. Either party may terminate the Advisory Agreement for any reason upon giving thirty (30) days’ advance notice of such termination. In the event of such termination, our only obligation will be to pay Dr. Rothberg any earned but unpaid consulting fee as of the termination date. In December 2020, the Legacy Butterfly board of directors granted 1,000,000 restricted stock units to Dr. Rothberg. The RSUs vest in equal quarterly installments over two years, beginning on March

31, 2021, without regard to Dr. Rothberg’s continued service to the Company, with full acceleration of vesting in the event of Dr. Rothberg’s death or disability or a change in control of the Company.

Limited Liability Company to Purchase Real Estate

On February 2, 2022, Dr. Fruchterman, our President and Chief Executive Officer, Dr. Fruchterman’s spouse, and an irrevocable trust previously established by Larry Robbins, a member of our board of directors, formed a limited liability company and entered into an operating agreement setting forth the terms and conditions of the ownership and management of the limited liability company that has purchased real estate in the approximate amount of $4,800,000 that will serve as Dr. Fruchterman’s principal residence. Mr. Robbins’ trust contributed approximately $1,500,000 to the limited liability company.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements, our restated certificate of incorporation and our restated bylaws require that we indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our restated bylaws also require us to advance expenses incurred by our directors and officers. We also maintain a general liability insurance policy, which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us or any of our subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A “Related Person” is:

●	any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year;
●	a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of the Company’s last fiscal year;
●	any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities (a “Significant Stockholder”); or
●	any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of the Company.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a tenant or employee.

We have implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of the Company’s voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to the audit committee (or to another independent body of the board of directors) for review. To identify related person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the related person’s interest in the transaction;
●	the approximate dollar value of the amount involved in the transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of business of the Company;
●	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to the Company of, the transaction; and
●	any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Larry Robbins, Dawn Carfora, Elazer Edelman, M.D., Ph.D., John Hammergren, Gianluca Pettiti, S. Louise Phanstiel and Erica Schwartz, M.D., J.D., M.P.H., representing seven of the Company’s directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP, New York, New York, Auditor ID: 34. Our predecessor independent registered public accounting firm was WithumSmith+Brown, PC, New York, New York, Auditor ID: 100.

WithumSmith+Brown, PC (“Withum”) acted as Longview’s independent registered public accounting firm. On February 12, 2021, the Audit Committee approved the dismissal of Withum as our independent registered public accounting firm and our board of directors engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2021. Deloitte was previously engaged by Legacy Butterfly to audit its consolidated financial statements for the fiscal year ended December 31, 2020.

The following table sets forth the fees billed to our Company for professional services rendered by Deloitte, our independent registered public accounting firm, for the audit of our annual consolidated financial statements (including the consolidated financial statements of Legacy Butterfly) for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by Deloitte during those periods:

Fees	2021	2020
Audit Fees	$1,644,000	$1,736,000
Audit-Related Fees	-	-
Tax Fees	91,000	-
All Other Fees	-	-
Total Fees	$1,735,000	$1,736,000

The following table sets forth the fees billed to our Company for professional services rendered by Withum, our prior independent registered public accounting firm, for the audit of Longview’s annual consolidated financial statements for the period from February 4, 2020 (inception) through December 31, 2020, and fees billed for other services rendered by Withum during the years ended December 31, 2021 and 2020:

46
Fees	2021	2020
Audit Fees	-	$146,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	-	$146,000

Audit Fees. Audit fees consisted of audit work performed in the preparation of consolidated financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as quarterly review procedures and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

Audit-Related Fees. This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees. Tax fees consisted principally of tax consulting services.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the fiscal years ended December 31, 2021 and 2020. As a result, there were no other fees billed or paid during those fiscal years.

Our audit committee was formed upon the consummation of Longview’s initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

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

			Form 8-K (Exhibit 2.1)	11/23/2020	001-39292

3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

4.1	Description of Securities.	X

4.2	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292

4.3	Warrant Agreement, dated as of May 20, 2020, by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and Continental Stock Transfer & Trust Company.	Form 8-K (Exhibit 4.1)	5/27/2020	001-39292

10.1	Form of Subscription Agreement, dated as of November 19, 2020 by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.), and the subscriber parties thereto.	Form 8-K (Exhibit 10.1)	11/23/2020	001-39292

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

		Form 10-K/A (Exhibit 10.6.3)	5/12/2021	001-39292
10.7@	Distribution Agreement, dated as of July 11, 2018, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Cardinal Health 105, Inc.	Form S-4 (Exhibit 10.15)	11/27/2020	333-250995

10.8.1@	Foundry Service Agreement, dated as of March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.	Form S-4/A (Exhibit 10.17.1)	1/6/2021	333-250995

10.8.2@

Amendment No. 1, made effective as of October 1, 2020, to Foundry Service Agreement, dated March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.

		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995

10.9	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.	Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995
10.10	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 10.1)	5/28/2021	001-39292
10.11+	Binding Employment Term Sheet, dated as of January 23, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Todd M. Fruchterman, M.D., Ph.D.	Form S-4/A (Exhibit 10.14)	1/26/2021	333-250995

10.12+	Employment Agreement between Butterfly Network, Inc. and Todd M. Fruchterman, M.D., Ph.D.	Form 8-K (Exhibit 10.1)	7/22/2021	001-39292

10.13+

Offer of Employment Letter, dated as of March 16, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Stephanie Fielding, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Stephanie Fielding.

		Form S-4/A (Exhibit 10.11)	1/6/2021	333-250995

10.14+	Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Darius Shahida.	Form S-4/A (Exhibit 10.12)	1/6/2021	333-250995

10.15+	Offer of Employment Letter, dated as of November 24, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Mary Miller.	Form S-4/A (Exhibit 10.13)	1/6/2021	333-250995

10.16+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	Form 10-Q (Exhibit 10.3)	8/9/2021	001-39292
10.17+	Offer of Employment Letter, dated as of February 11, 2021, by and between Butterfly Network, Inc. and Stacey Pugh.	Form 10-K (Exhibit 10.18)	3/29/2021	001-39292
10.18+	Offer of Employment Letter, dated as of August 12, 2021, by and between Butterfly Network, Inc. and Troy Quander.	Form 10-Q (Exhibit 10.2)	11/15/2021	001-39292
10.19+	Offer of Employment Letter, dated as of April 6, 2021, by and between Butterfly Network, Inc. and Timothy Trodden.	Form 10-Q (Exhibit 10.2)	8/9/2021	001-39292
10.20+	Offer of Employment Letter, dated as of December 18, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.	Form S-4 (Exhibit 10.8)	11/27/2020	333-250995
10.21+

Offer of Employment Letter, dated as of February 29, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Dave Perri, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Dave Perri.

		Form S-4/A (Exhibit 10.10)	1/6/2021	333-250995
10.22+	Offer of Employment Letter, dated as of January 6, 2017, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Gioel Molinari.	Form S-4 (Exhibit 10.9)	11/27/2020	333-250995
10.23+	Separation Agreement, dated as of January 24, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.	Form S-4/A (Exhibit 10.8.2)	1/26/2021	333-250995
10.24+	Separation Agreement, dated as of July 28, 2021, by and between Butterfly Network, Inc. and David Perri.	Form 10-Q (Exhibit 10.5)	8/9/2021	001-39292

10.25+	Separation Agreement, dated as of February 3, 2022, by and between Butterfly Network, Inc. and Stephanie Fielding.		Form 8-K (Exhibit 10.1)	2/4/2022	001-39292
10.26+	Executive Severance Plan, as amended.		Form 10-Q (Exhibit 10.3)	11/15/2021	001-39292

10.27.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.		Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292
10.27.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.2)	2/16/2021	001-39292
10.27.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.		Form S-8 (Exhibit 99.3)	5/12/2021	333-256044
10.28.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292
10.28.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.2)	2/16/2021	001-39292
10.28.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.3)	2/16/2021	001-39292
10.29+	Amended and Restated Nonemployee Director Compensation Policy		Form 8-K (Exhibit 10.1)	9/10/2021	001-39292
10.30+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.18)	2/16/2021	001-39292
10.31

Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders

			Form 8-K (Exhibit 10.19)	2/16/2021	001-39292
10.32	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.		Form 10-K (Exhibit 10.25)	2/16/2021	001-39292
21.1	List of Subsidiaries		Form 8-K (Exhibit 21.1)	2/16/2021	001-39292
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
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

BUTTERFLY NETWORK, INC.

Date: February 28, 2022	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Todd Fruchterman, M.D., Ph.D.	President, Chief Executive Officer and	February 28, 2022
	Todd Fruchterman, M.D., Ph.D.	Director (principal executive officer)

By:	/s/ Stephanie Fielding	Chief Financial Officer (principal financial	February 28, 2022
	Stephanie Fielding	officer and principal accounting officer)

By:	/s/ Jonathan M. Rothberg, Ph.D.	Chairman of the Board	February 28, 2022
Jonathan M. Rothberg, Ph.D.

By:	/s/ Dawn Carfora	Director	February 28, 2022
Dawn Carfora

By:	/s/ Elazer Edelman, M.D., Ph.D.	Director	February 28, 2022
Elazer Edelman, M.D., Ph.D.

By:	/s/ John Hammergren	Director	February 28, 2022
John Hammergren

By:	/s/ Gianluca Pettiti	Director	February 28, 2022
Gianluca Pettiti

By:	/s/ S. Louise Phanstiel	Director	February 28, 2022
S. Louise Phanstiel

By:	/s/ Larry Robbins	Director	February 28, 2022
Larry Robbins

By:	/s/ Erica Schwartz, M.D., J.D., M.P.H.	Director	February 28, 2022
Erica Schwartz, M.D., J.D., M.P.H.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Butterfly Network, Inc and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butterfly Network, Inc and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and statement of cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February XX 2022 , expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As described in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases, effective January 1, 2021, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that wes communicated or is required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Commitments - Note 20 Commitments and Contingencies

Critical Audit Matter Description

The Company has entered into manufacturing and supply agreements with third parties with respect to key components of their products. These agreements may contain fixed minimum monthly or annual commitments. The aggregate amount of minimum inventory purchase commitments as of December 31, 2021 was $116.1 million. As that date, the Company has a total vendor advance of $40.3 million, net of write-downs and a total accrued purchase commitments balance of $19.5 million related to the agreements.

Certain agreements require monthly purchases of inventory by the Company, which represent firm commitments to take or pay for the product.  The Company compares the minimum commitments to their projected future sales of product and determines whether they would be able to sell the product for greater than cost, prior to any estimated obsolesce period or changes in technology, and establishes reserves for any losses on projected excess quantities that they are committed to purchase. Projections of future sales of inventory for which the Company is committed to take are based on a number of factors, including the Company’s approved plans and strategies, the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends, including estimates of technological and product changes. Significant judgments and estimates are made by the Company in evaluating the projected sales and establishing the reserves for expected losses on excess quantities, at the end of each reporting period.

We identified the valuation of reserves for loss on product purchase commitments as a critical audit matter because of the judgments and estimates necessary for management to determine the reserves. Assessing the estimates utilized in projecting sales required a high degree of auditor judgment and an increased extent of audit effort when performing procedures to audit the recorded amount of reserves for expected loss on product purchase commitments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the management’s estimation of reserves for expected loss on product purchase commitments included the following, among others:

●	We tested the effectiveness of controls over the establishment of reserves for loss on product purchase commitments, including management’s controls over sales projections.
●	For recorded reserves for loss on product purchase commitments with suppliers, we performed the following procedures:
-	Read relevant contracts and compared key provisions of the contracts to the Company’s analysis.
-	Recalculated the Company’s analysis of the losses including comparing the fixed minimum purchases to the contracts.
-	Obtained and evaluated the Company’s projected sales of inventory as it relates to the minimum purchase commitments by performing the following:
◾	Compared management’s prior-year assumptions of expected future sales to actual sales during the current year to identify potential bias in the determination of the reserves.
◾	Compared projections to recent sales history and related trends.
◾	Compared projections to industry information, market data, and peer group data.
◾	Inspected minutes of the board of directors, regulatory and other public filings, and investor communications to identify any evidence that may contradict management’s assertions.
◾	Obtained evidence, including executed third party contracts used by management to support sales strategies reflected in the analysis.
◾	Inquired of sales and operations personnel regarding projections and strategies to determine whether it supported or contradicted the conclusions reached by management in the analysis.
◾	Inquired of operations personnel as to projected technology obsolescence to determine whether it supported or contradicted the conclusions reached by management in the analysis.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2022

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Butterfly Network, Inc and its subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Butterfly Network, Inc and its subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 and 2020, of the Company and our report dated February XX, 2021  expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.   Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2022

BUTTERFLY NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$422,841	$60,206
Accounts receivable, net	11,936	5,752
Inventories	36,243	25,805
Current portion of vendor advances	27,500	2,571
Prepaid expenses and other current assets	13,384	2,998
Total current assets	$511,904	$97,332
Property and equipment, net	14,703	6,870
Non-current portion of vendor advances	12,782	37,390
Operating lease assets	24,083	—
Other non-current assets	8,493	5,599
Total assets	$571,965	$147,191
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,798	$16,400
Deferred revenue, current	13,071	8,443
Accrued purchase commitments, current	5,329	22,890
Accrued expenses and other current liabilities	25,631	21,962
Total current liabilities	$49,829	$69,695
Deferred revenue, non-current	5,476	2,790
Convertible debt	—	49,528
Loan payable	—	4,366
Warrant liabilities	26,229	—
Accrued purchase commitments, non-current	14,200	19,660
Operating lease liabilities	27,690	—
Other non-current liabilities	850	2,146
Total liabilities	$124,274	$148,185
Commitments and contingencies (Note 20)
Convertible preferred stock:
Convertible preferred stock (Series A, B, C and D) $.0001 par value with an aggregate liquidation preference of $0 and $383,829 at December 31, 2021 and 2020, respectively; 0 and 107,197,118 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively	—	360,937
Stockholders’ equity (deficit):
Class A common stock $.0001 par value; 600,000,000 and 116,289,600 shares authorized at December 31, 2021 and 2020, respectively; 171,613,049 and 6,593,291 shares issued and outstanding at December 31, 2021 and 2020, respectively	17	1
Class B common stock $.0001 par value; 27,000,000 and 26,946,089 shares authorized at December 31, 2021 and 2020, respectively; 26,426,937 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	3	—
Additional paid-in capital	874,886	32,874
Accumulated deficit	(427,215)	(394,806)
Total stockholders’ equity (deficit)	$447,691	$(361,931)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$571,965	$147,191

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue:
Product	$47,868	$38,347	$25,081
Subscription	14,697	7,905	2,502
Total revenue	$62,565	$46,252	$27,583
Cost of revenue:
Product	29,308	46,294	38,357
Subscription	2,238	1,068	621
Loss on product purchase commitments	13,965	60,113	9,500
Total cost of revenue	$45,511	$107,475	$48,478
Gross profit	$17,054	$(61,223)	$(20,895)
Operating expenses:
Research and development	$74,461	$49,738	$48,934
Sales and marketing	49,604	26,263	14,282
General and administrative	85,717	24,395	18,185
Total operating expenses	209,782	100,396	81,401
Loss from operations	$(192,728)	$(161,619)	$(102,296)
Interest income	$2,573	$285	$2,695
Interest expense	(651)	(1,141)	—
Change in fair value of warrant liabilities	161,095	—	—
Other income (expense), net	(2,577)	(231)	(96)
Loss before provision for income taxes	$(32,288)	$(162,706)	$(99,697)
Provision for income taxes	121	39	—
Net loss and comprehensive loss	$(32,409)	$(162,745)	$(99,697)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.19)	$(26.87)	$(17.08)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	173,810,053	6,056,574	5,838,103

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2018	107,197,118	$360,937	5,761,643	$1	—	$—	$13,420	$(132,364)	$(118,943)
Net loss	—	—	—	—	—	—	—	(99,697)	(99,697)
Common stock issued upon exercise of stock options	—	—	178,307	—	—	—	324	—	324
Stock-based compensation expense	—	—	—	—	—	—	6,038	—	6,038
December 31, 2019	107,197,118	$360,937	5,939,950	$1	—	$—	$19,782	$(232,061)	$(212,278)
Net loss	—	—	—	—	—	—	—	(162,745)	(162,745)
Common stock issued upon exercise of stock options	—	—	653,341	—	—	—	2,009	—	2,009
Stock-based compensation expense	—	—	—	—	—	—	11,083	—	11,083
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(32,409)	(32,409)
Common stock issued upon exercise of stock options and warrants	—	—	8,886,801	1	—	—	21,708	—	21,709
Common stock issued upon vesting of restricted stock units	—	—	1,018,828	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	48,181	—	48,181
December 31, 2021	—	$—	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(32,409)	$(162,745)	$(99,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,090	1,316	758
Write-down of vendor advance	2,300	10,560	9,500
Non-cash interest expense on convertible debt	389	1,047	—
Write-down of inventories	889	7,123	2,711
Stock-based compensation expense	47,798	11,004	6,038
Change in fair value of warrant liabilities	(161,095)	—	—
Other	1,900	1,966	—
Changes in operating assets and liabilities:
Accounts receivable	(6,127)	(4,377)	(1,195)
Inventories	(11,285)	(23,487)	(1,390)
Prepaid expenses and other assets	(10,669)	(20)	931
Vendor advances	(2,621)	1,658	(48,488)
Accounts payable	(10,521)	11,175	2,549
Deferred revenue	7,314	7,446	3,497
Accrued purchase commitments	(23,063)	42,550	—
Change in operating lease assets and liabilities	1,901	—	—
Accrued expenses and other liabilities	4,022	13,084	4,354
Net cash used in operating activities	$(189,187)	$(81,700)	$(120,432)

Cash flows from investing activities:
Purchases of marketable securities	(1,019,003)	—	—
Sales of marketable securities	1,017,010	—	—
Purchases of property and equipment	(7,877)	(2,376)	(4,468)
Net cash used in investing activities	$(9,870)	$(2,376)	$(4,468)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	21,707	2,038	324
Net proceeds from equity infusion from the Business Combination	548,403	(657)	—
Proceeds from loan payable	—	4,366	—
Proceeds from issuance of convertible debt	—	50,000	—
Payment of loan payable	(4,366)	—	—
Payments of debt issuance costs	(52)	(1,467)	—
Net cash provided by financing activities	$565,692	$54,280	$324
Net (decrease) increase in cash, cash equivalents and restricted cash	$366,635	$(29,796)	$(124,576)
Cash, cash equivalents and restricted cash, beginning of period	60,206	90,002	214,578
Cash, cash equivalents and restricted cash, end of period	$426,841	$60,206	$90,002

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$422,841	$60,206	$90,002
Restricted cash	4,000	—	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$426,841	$60,206	$90,002

Supplementary disclosure of non-cash investing and financing activities
Purchase of property and equipment	1,841	564	75
Deferred offering costs and debt issuance costs	—	3,106	—

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Butterfly Network, Inc., formerly known as Longview Acquisition Corp. (the “Company” or “Butterfly”), was incorporated in Delaware on February 4, 2020. The Company’s legal name became Butterfly Network, Inc. following the closing of the business combination discussed in Note 3 “Business Combination”. The prior period financial information represents the financial results and condition of BFLY Operations, Inc. (formerly Butterfly Network, Inc.).

The Company is an innovative digital health business transforming care with hand-held, whole body ultrasound. Powered by its proprietary Ultrasound-on-Chip™ technology, the solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a combination of cloud-connected software and hardware technology.

The Company operates wholly-owned subsidiaries in Australia, Germany, Netherlands, the United Kingdom and Taiwan.

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation reflected in the consolidated financial statements. The Company reclassified the loss on product purchase commitments that was recorded within cost of product revenue on the consolidated statement of operations and comprehensive loss to be presented separately.

COVID-19 Outbreak

The COVID-19 pandemic that began in 2020 has created significant global economic uncertainty and has impacted the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including those that result from new information that may emerge concerning COVID-19, the actions taken to contain or address COVID-19 and the economic impacts of COVID-19.

The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in its financial statements.

Functional Currency

The Company’s worldwide operations utilize the U.S. dollar (“USD”) as the functional currency considering the significant dependency of each subsidiary on the Company. Subsidiary operations are financed through the funding received from the Company in USD. For foreign entities where the USD is the functional currency, all foreign currency-denominated monetary assets and liabilities are remeasured at end-of-period exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the Company’s operating results in the consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2021 and 2020, a majority of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

As of December 31, 2021, one customer accounted for approximately 15% of the Company’s accounts receivable. As of December 31, 2020, no customer accounted for more than 10% of the Company’s accounts receivable. For the years end December 31, 2021, 2020 and 2019, no customer accounted for more than 10% of the total revenues.

Segment Information

The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. Substantially, all of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price (“SSP”) of performance obligations;
●	assumptions underlying the warranty liability calculation;
●	assumptions underlying the measurement of the purchase commitment loss;
●	measurement and allocation of capitalized costs, the net realizable value (the selling price as well as estimated costs of completion, disposal and transportation) of inventory, and demand and future use of inventory;
●	assumptions underlying the incremental borrowing rate calculation;
●	assumptions underlying the warrant liability calculation;
●	valuation allowances with respect to deferred tax assets; and
●	assumptions underlying the fair value used in calculation of the stock-based compensation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for these goods and services. To achieve this core principle, the Company applies the following 5 steps:

●	Step 1: Identify Contracts with Customers: The Company’s contracts with customers typically occur either through direct sales or through eCommerce. The Company executes signed contracts with direct sales customers. Direct sales typically have 30-day payment terms, and multi-year software subscriptions typically require advance payment for each annual subscription period. The Company’s contracts with eCommerce customers are executed when the customer indicates that it has read and agrees to the terms and conditions of the purchase prior to purchasing the specific goods and services. The goods and services sold through the Company’s eCommerce platform require upfront payment for the goods and the services upon check-out.
●	Step 2: Identify Performance Obligations: The Company’s contracts with customers often include multiple performance obligations. The Company has identified the following performance obligations in its contracts with customers:
●	Hardware devices
●	Hardware accessories
●	Maintenance and support for the software that is used in connection with the hardware devices, including the right to an unspecified number of software updates as and when available
●	Cloud-based software subscriptions, which represent an obligation to provide the customer with ongoing access to the Company’s hosted software applications on a continuous basis throughout the subscription period
●	Implementation and integration services
●	Extended warranties
●	Step 3: Determine Transaction Price: The Company’s contracts with customers include variable consideration in the form of refunds and credits for product returns and price concessions. The Company estimates variable consideration using the expected value method based on a portfolio of data from similar contracts.
●	Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in a contract with a customer based on the relative standalone selling prices of the goods and services. For the cloud-based software subscriptions, which the Company sells to customers on a standalone basis (including renewals of subscriptions), the Company uses the observable standalone selling price, based on the price for which the Company sells these services to customers in standalone contracts, including contracts for renewals of subscriptions. The Company’s sales of hardware devices represent a bundled sale of a good and a service that includes two performance obligations, namely the unit of hardware device, and the support and maintenance of the software that is used in conjunction with the device, including a right for the customer to receive an unspecified number of software updates. The Company has an observable standalone selling price for the bundle and estimates the standalone selling price of the performance obligations within the bundle using estimation techniques that maximize the use of observable inputs.
●	Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each unit of hardware devices and accessories is a performance obligation satisfied at a point in time, when control of the good transfers from the Company to the customer. The Company’s services, including the cloud-based software subscriptions, extended warranties, and support and maintenance, are stand-ready obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the time elapsed (straight-line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service period. The implementation and integration services are performance obligations satisfied over time, and the Company uses the costs incurred as inputs in the measure of progress to recognize revenue as it satisfies these performance obligations.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is reduced as the revenue recognition criteria are met. Deferred revenue is classified as current or non-current based on expected revenue recognition timing. Specifically, deferred revenue that will be recognized as revenue within the succeeding 12 month period is recorded as current, and the portion of deferred revenue where revenue is expected to be recognized beyond 12 months from the reporting date is recorded as non-current deferred revenue in the Company’s consolidated balance sheets.

Warranties

The Company offers a standard product warranty that its products will operate free of material defects and function in accordance with the standard specifications for a period of one year from when control is transferred to the customer. The Company evaluated the warranty liability under ASC Topic 606 and determined that it is an assurance type warranty. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue and as a liability in accrued expenses. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents consist principally of cash and money market accounts.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The Company estimates its allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, current market conditions, and reasonable and supportable forecasts of future economic conditions, in accordance with ASC 326 "Financial Instruments-Credit Losses." Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. The following table summarizes the allowance for doubtful accounts activity:

(in thousands)	Fair Value
Allowance for doubtful accounts as of December 31, 2019	$—
Additions (recoveries)	576
Deductions – write offs	—
Allowance for doubtful accounts as of December 31, 2020	$576
Additions (recoveries)	(54)
Deductions – write offs	(82)
Allowance for doubtful accounts as of December 31, 2021	$440

Inventories

Inventories primarily consist of raw materials, work in progress and finished goods which are purchased and held by the Company’s third-party contract manufacturers. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value. Cost includes all direct and indirect production costs to convert materials into a finished product. Net realizable value is based upon an estimated average selling price reduced by the estimated costs of completion, disposal and transportation. The determination of net realizable value involves certain judgments including estimating average selling prices. The Company reduces the value of inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the net realizable value.

The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The Company considers new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence and product merchantability, including whether older products can be re-manufactured into new products among other factors.

Losses expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventory items are recognized unless the losses are recoverable through firm sales contracts or other means.

Restricted Cash

Restricted cash includes deposits in financial institutions used to secure a lease agreement. The Company classified the amounts within other non-current assets as the deposits are used to secure a long-term lease. The amount shown as restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statement of cash flows.

Security Deposits

Security deposits represent amounts paid to third parties in relation to non-cancelable leases.

Vendor Advances

Vendor advances represent amounts paid to third party vendors for future services to be received related to production of the Company’s inventory. The amounts are presented net of writeoffs.  The classification current or non-current is based on the estimated timing of inventory delivery.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements.

Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Software	3 years
Machinery and equipment	3 – 5 years
Furnitures and fixtures	5 – 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation is eliminated from the balance sheet, and any resulting gains or losses are included in the statements of operations and comprehensive loss in the period of disposal.

Capitalized Software Development Costs

Costs to develop software internally for internal use are capitalized and recorded as capitalized software development costs on the consolidated balance sheets as a component of property and equipment, net. The Company capitalizes qualifying costs associated with internally-developed software incurred during the application development stage so long as management with the relevant authority authorizes the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is three years, beginning when the asset is substantially ready for use. Amortization expense is classified in the consolidated statement of operations based upon the nature of the project.

Deferred Offering Costs

Offering costs, consisting of legal, accounting, printer and filing fees related to the Company’s business combination, were deferred and were offset against proceeds from the transaction upon the consummation of the business combination. In the event the transaction was terminated, all deferred offering costs would be expensed. Deferred offering costs capitalized as of December 31, 2021 and 2020 were $0.0 million and $3.7 million, respectively.

Leases

The Company primarily enters into leases for office space that are classified as operating leases. The Company determines if an arrangement is or contains a lease at inception. The Company accounts for leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities.  The Company records the right-of-use assets and lease liabilities on the consolidated balance sheet in the captions operating lease assets and operating lease liabilities, respectively. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. Generally, the Company may terminate its leases with the notice required under the lease and upon the payment of a termination fee, if required. The Company’s leases do not include substantial variable payments based on index or rate. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants.

The Company’s leases do not provide a readily determinable implicit discount rate. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease payments related to the next 12 months are included in other current liabilities in the accompanying consolidated balance sheets. The Company recognizes a single lease cost on a straight-line basis over the term of the lease, and the Company classifies all cash payments within operating activities in the statement of cash flows.

The Company evaluates right-of-use assets for impairment consistent with its property, plant and equipment policy. There were no impairments of right-of-use assets in 2021. The Company does not have any finance or capital leases as of December 31, 2021 or 2020.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. The Company recorded an impairment charge of $1.4 million during the year ended December 31, 2020 related to the historical prepayments to a related party for the acquisition of capital assets. No impairments were recorded for the year ended December 31, 2021 and 2019.

Convertible Debt

The Company evaluated its convertible debt for embedded derivatives. Embedded provisions (like conversion options) are assessed under ASC Topic 815, Derivatives and Hedging to determine if they qualify as embedded derivatives that require separate accounting.

To the extent that any embedded conversion option in the convertible debt is not bifurcated as an embedded derivative, that conversion option was also evaluated under ASC Topic 470, Debt, to determine if it qualified as a beneficial conversion feature and required separate accounting within equity.

Debt issuance costs were recorded as a reduction to the carrying amount of the convertible debt and are amortized to interest expense using the effective interest method. The convertible debt was classified as short-term or long-term based on the debt’s payment schedule.

Warrant Liability

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during the Company’s initial public offering on May 26, 2020 (the “IPO”) and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Cost of Revenue

Product: Cost of revenue consists of product costs including manufacturing costs, personnel costs and benefits, duties and other applicable importing costs, packaging, warranty replacement costs, depreciation expense, fulfillment costs, payment processing fees and inventory obsolescence and write-offs.

Subscription: Cost of revenue consists of personnel costs, cloud hosting costs, amortization of internal use software and payment processing fees.

Research and Development

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, consulting and professional fees, fabrication services, software and other outsourcing expenses. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred.

Sales and Marketing

Sales and marketing costs primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, facilities-related expenses, advertising, promotional, as well as conferences, meetings and other events. Advertising expenses are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising expenses were $8.3 million, $4.7 million and $0.9 million, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel costs and benefits, patent and filing fees, facilities costs, office expenses and outside services. Outside services consist of professional services, legal and other professional fees.

Net Loss per Common Share

We compute net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of each class of the Company’s common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of the Company’s common stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of the Company’s common stock outstanding would have been anti-dilutive. Since the Company was in a net loss position for all periods presented, the basic earnings per share (“EPS”) calculation excludes preferred stock as it does not participate in net losses of the Company. Refer to Note 13 “Net Loss Per Share” for further discussion.

Convertible Preferred Stock

The Company applied the guidance in ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and therefore classified the Series A, Series B, Series C and Series D Convertible Preferred Stock (“Convertible Preferred Stock”) (Note 11) as mezzanine equity. The Convertible Preferred Stock was recorded outside of stockholders’ deficit because the Convertible Preferred Stock includes a redemption provision upon a change of control, which is a deemed liquidation event that is considered outside the Company’s control. The Convertible Preferred Stock was recorded at its original issue price, net of issuance costs. The Company did not adjust the carrying values of the Convertible Preferred Stock to the liquidation price associated with a change of control because a change of control of the Company was not considered probable at prior reporting dates. Subsequent adjustments to increase or decrease the carrying values to their respective liquidation prices were to be made only if and when it became probable that such a change of control will occur.

Stock-Based Compensation

The measurement of share-based compensation expense for all stock-based payment awards, including stock options  and restricted stock units granted to employees, directors, and nonemployees, is based on the estimated fair value of the awards on the date of grant.

The Company recognizes stock-based compensation expense for its’ awards on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Generally, awards fully vest three to four years from the grant date and stock options have a term of 10 years. The Company recognizes the effect of forfeiture in compensation costs based on actual forfeitures when they occur.

Prior to the adoption of Accounting Standards Update (“ASU”) 2018-07, stock options granted to non-employees were accounted for based on their fair value on the measurement date. Stock options granted to non-employees were subject to periodic revaluation over their vesting terms. As a result, the charge to statements of operations and comprehensive loss for non-employee options with vesting requirements was affected in each reporting period by a change in the fair value of the option calculated under the Black-Scholes option-pricing model.

The Company during the year ended December 31, 2021 and 2020 granted performance based restricted stock units. The Company accounted for these awards according to the relevant provisions of ASC 718 - Stock Compensation. For performance awards, the Company recognizes expense using the accelerated attribution method. Refer to Note 12 “Equity Incentive Plan” for further discussion about the nature of the transactions.

Common Stock Valuations

Prior to the Closing of the Business Combination, the fair value of the shares of common stock underlying stock options had been determined by the Board of Directors (the “Board”), with input from management and contemporaneous third-party valuations, as there was no public market for the common stock. Given the absence of a public trading market for the Company’s common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each option grant date. Subsequent to the Closing of the Business Combination the fair value of the common stock was determined using the Company’s closing stock price as reported on the New York Stock Exchange.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recent Accounting Pronouncements Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As a result, eligible implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized as prepaid expenses and other current assets on the balance sheet, recognized on a straight-line basis over its life in the statement of operations and comprehensive loss in the same line item as the fees for the associated arrangement, and the related activity is generally classified as an operating activity in the statement of cash flows. The Company prospectively adopted such guidance on January 1, 2021 and there was no material effect of adoption on the consolidated financial statements as of and for the year ended December 31, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted this ASU in its fourth quarter of the fiscal year ended December 31, 2021, the effects of which were recognized effective January 1, 2021, using a modified retrospective approach. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduced and codified new lease accounting guidance under ASC 842. This standard requires lessees to record a lease liability, initially measured at the present value of future lease payments, and a right-of-use asset, associated with operating leases, on its balance sheet. The standard also requires a single lease expense to be recognized within the statement of operations on a straight-line basis over the lease term.  The Company adopted this ASU in its fourth quarter of the fiscal year ended December 31, 2021, the effects of which were recognized effective January 1, 2021. The adoption of the ASU resulted in the Company recording lease liabilities and right-of-use assets associated with its operating leases on its consolidated balance sheet, and did not have a significant effect on the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows. The Company utilized the modified retrospective adoption approach, whereby all prior periods continue to be reported under previous lease accounting guidance, ASC Topic 840, Leases.

The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For each asset class and the related lease agreements in which the Company is the lessee that include lease and non-lease components, the Company made an election about the use of the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components.  Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less.

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $589.5 million. The Company as the accounting acquirer incurred $11.4 million in transaction costs relating to the Business Combination, which has been offset against the gross proceeds recorded in additional paid-in capital in the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit). The Company on the date of Closing used proceeds of the Transactions to pay off $30.9 million, representing all significant liabilities of the acquiree excluding the warrant liability.  As of the date of the Closing, the Company recorded net liabilities of $186.5 million with a corresponding offset to additional paid-in capital. The net liabilities include warrant liabilities of

$187.3 million and other insignificant assets and liabilities. The Company received proceeds of $0.6 million related to other transactions that occurred at the same time as the Business Combination.

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the year ended December 31:

	Pattern of
	Recognition	2021	2020	2019
By Product Type:
Devices and accessories	Point-in-time	$47,868	$38,347	$25,081
Subscription services and other services	Over time	14,697	7,905	2,502
Total revenue		$62,565	$46,252	$27,583
By Geographical Market:
United States		$42,993	$33,237	$23,997
International		19,572	13,015	3,586
Total revenue		$62,565	$46,252	$27,583

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents cash consideration received from customers for services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services for which the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers (in thousands):

	December 31,	December 31,
	2021	2020
Accounts receivable, net	$11,936	$5,752
Deferred revenue, current	13,071	8,443
Deferred revenue, non-current	5,476	2,790

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for product and service sales on credit.

The amount of revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $8.4 million and $3.2 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

On December 31, 2021, the Company had $21.2 million of remaining performance obligations. The Company expects to recognize 64% of its remaining performance obligations as revenue in fiscal year 2022, and an additional 36% in fiscal year 2023 and thereafter.

Significant Judgments

The Company makes significant judgments applying the guidance related to the determination of the timing and pattern of satisfaction of performance obligations and determination of the SSP of performance obligations. See Note 2 “Summary of Significant Accounting Policies” for details.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. Incremental costs of obtaining contracts, which include commissions and referral fees paid to third parties as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Costs of fulfilling contracts that relate specifically to a contract with a customer, and result from activities that generate the Company’s resources and enable it to satisfy its performance obligations in the contract with the customer, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs were not material during the years ended December 31, 2021 and 2020.

Practical Expedients and Accounting Policy Elections

In determining the transaction price of its contracts with customers, the Company estimates variable consideration using a portfolio of data from similar contracts.

As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component in contracts in which the period between when the Company transfers the promised good or service to the customer and when the customer pays for that good or service is a year or less.

The Company has made an accounting policy election to exclude all sales taxes from the transaction price of its contracts with customers. Accordingly, sales taxes collected from customers and remitted to government authorities are not included in revenue and are accounted for as a liability until they have been remitted to the respective government authority.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair values due to the short-term or on demand nature of these instruments. The fair value of the loan payable and the convertible debt using Level 2 inputs was deemed to approximate carrying value as of December 31, 2020, due to the recency of the issuance dates.

There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.

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

The following table summarizes the Company’s liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Warrants:
Public Warrants	$17,525	$17,525	$—	$—
Private Warrants	8,704	—	8,704	—
Total liabilities at fair value on a recurring basis	$26,229	$17,525	$8,704	$—

The Company did not have any assets or liabilities similar to those above requiring fair value measurement at December 31, 2020.

Note 6. Inventories

A summary of inventories is as follows at December 31 (in thousands):

	2021	2020
Raw materials	$19,853	7,688
Work-in-progress	1,122	865
Finished goods	15,268	17,252
Total inventories	$36,243	$25,805

Work-in-progress represents inventory items in intermediate stages of production by third party manufacturers. For the years ended December 31, 2021, 2020 and 2019, net realizable value inventory adjustments and excess and obsolete inventory charges were $0.9 million, $7.1 million and $2.7 million, respectively, and were recognized in cost of revenues.

Note 7. Other Non-Current Assets

Other non-current assets consist of the following at December 31 (in thousands):

	2021	2020
Security deposits	$1,883	$1,888
Restricted cash	4,000	—
Deferred offering costs	—	3,711
Other long-term assets	2,610	—
Total other non-current assets	$8,493	$5,599

Note 8. Property and Equipment, Net

Property and equipment, net, are recorded at historical cost and consist of the following at December 31 (in thousands):

	2021	2020
Machinery and equipment	$6,861	$5,102
Leasehold improvements	4,212	4,166
Software	3,831	888
Construction in progress	5,086	70
Other	89	42
	20,079	10,268
Less: accumulated depreciation and amortization	(5,376)	(3,398)
Property and equipment, net	$14,703	$6,870

Depreciation and amortization expense amounted to $2.1 million, $1.3 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2021	2020
Employee compensation	$12,746	$5,968
Customer deposits	1,850	1,177
Accrued warranty liability	266	646
Non-income tax	2,477	3,695
Professional fees	2,797	5,432
Vendor settlements	—	2,975
Current portion of operating lease liabilities	1,391	—
Other	4,104	2,069
Total accrued expenses and other current liabilities	$25,631	$21,962

Warranty expense activity for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Balance, beginning of period	$1,826	$876	$133
Warranty provision charged to operations	58	2,498	2,203
Warranty claims	(768)	(1,548)	(1,460)
Balance, end of period	$1,116	$1,826	$876

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the consolidated balance sheet.

Note 10. Stockholders’ Equity (Deficit)

Common stock

Dividends

Holders of the Company’s Class A and  Class B common stock are not entitled to receive dividends unless declared by the Board. Any such dividends would be subject to the preferential dividend rights of the holders of the then outstanding preferred stock or any other series stock having preferential rights. Holders of the Class A and Class B common stock will share ratably, if and when any dividend is declared, out of funds legally available. There have been no dividends declared to date.

Voting rights

The holders of shares of the Class A common stock are entitled to 1 vote per share on all matters on which the shares shall be entitled to vote. The holders of shares of the Class B common stock are entitled to 20 votes per share on all matters on which the shares shall be entitled to vote. Generally, holders of all classes of common stock vote together as a single class.

Liquidation Rights

On the liquidation, dissolution, distribution of assets or winding up of the Company, each holder of Class B common stock, together with each holder of Class A common stock, will be entitled, pro rata on a per share basis, to all assets of the Company of whatever kind available for distribution to the holders of common stock, subject to the designations, preferences, limitations, restrictions and relative rights of any other class or series of preferred stock of the Company then outstanding and unless disparate or different treatment of the shares of Class A common stock and Class B common stock is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.

Other Matters

Holders of shares of Class A common stock do not have subscription, redemption or conversion rights.

Holders of Class B common stock have the right to convert shares of their Class B common stock into fully paid and non-assessable shares of Class A common stock, on a one-to-one basis, at the option of the holder at any time upon written notice to the Company. Holders of Class B common stock will have their Class B common stock automatically converted into Class A common stock, on a one-to-one basis, upon the occurrence of any of the events described below:

(1)	Any sale, assignment, transfer, conveyance, hypothecation, or other transfer or disposition, directly or indirectly, of any Class B common stock or any legal or beneficial interest in such share, whether or not for value and whether voluntary or involuntary or by operation of law (including by merger, consolidation, or otherwise), including, without limitation the transfer of a share of Class B common stock to a broker or other nominee or the transfer of, or entering into a binding agreement with respect to, voting control over such share by proxy or otherwise, other than a permitted transfer.

(2)	Upon the first date on which Dr. Rothberg, together with all other qualified stockholders, collectively cease to beneficially own at least 20% of the number of Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination, or recapitalization of the Class B common stock) collectively beneficially owned by Dr. Rothberg and permitted transferees of Class B common stock as of the effective time of the Merger.

(3)	Upon the date specified by the affirmative vote of the holders of at least two-thirds (2/3) of the outstanding shares of Class B common stock, voting as a separate class.

Note 11. Convertible Preferred Stock

The Company has issued four series of Convertible Preferred Stock, Series A through Series D. Prior to the completion of the Business Combination there were no significant changes to the terms of the Convertible Preferred Stock. Upon the Closing of the Business Combination, the Convertible Preferred Stock converted into the right to receive Class A and Class B common stock based on the Business Combination’s conversion ratio of 1.0383 of the Company’s shares for each Legacy Butterfly share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of Closing. There are no shares of Convertible Preferred Stock outstanding as of December 31, 2021.

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
			107,197,118

Note 12. Equity Incentive Plan

The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the "2012 Plan") was adopted by its Board of Directors and stockholders in March 2012. The Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”, and together with the 2012 Plan, the “Plans”) was approved by the Board in the fourth quarter of 2020 and by the stockholders in the first quarter of 2021. Grants under the 2012 Plan and the 2020 Plan are included in the tables below.

As of December 31, 2021, the number of shares of common stock reserved for issuance under the 2020 Plan was 25.6 million. The 2020 Plan is administered by the Board. The Board may grant stock-based awards, restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The restricted stock and option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges and are fully discussed in the 2020 Plan. As of December 31, 2021, 17.0 million common shares remain available for issuance under the 2020 Plan. In connection with the Closing of the Business Combination, the Company has not granted and will not grant any additional awards under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2021, the number of shares of common stock reserved for issuance under the 2012 Plan was 13.1 million.

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

Stock option activity

Each stock option grant carries varying vesting schedules whereby the options may be exercised at the participant’s sole discretion provided they are an employee, director or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the date of the grant.

A summary of the stock option activity under the 2020 Plan is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at December 31, 2019	15,254,566	2.26	6.94	47,820
Granted	14,492,505	5.56
Exercised	(653,341)	3.07
Forfeited	(2,385,401)	2.50
Outstanding at December 31, 2020	26,708,329	4.03	7.06	143,338
Granted	8,101,866	12.98
Exercised	(8,911,435)	2.46
Forfeited	(9,655,228)	6.12
Outstanding at December 31, 2021	16,243,532	8.11	7.63	24,398
Options exercisable at December 31, 2020	11,553,081	2.29	6.01	82,033
Options exercisable at December 31, 2021	7,399,460	4.34	5.88	21,300
Vested and expected to vest at December 31, 2020	23,175,751	3.82	6.94	129,047
Vested and expected to vest at December 31, 2021	12,943,351	7.30	7.26	23,242

The total intrinsic value excludes those options whereby the stock price does not exceed the exercise price of the option.

Additional information about the Company’s stock option activity during the years ended December 31, 2021, 2020 and 2019 is presented in the table below:

	2021	2020	2019
Cash proceeds from the exercise of stock options (in millions)	$21.7	$2.0	$0.3
Total intrinsic value of stock options exercised (in millions)	80.9	3.6	0.5
Weighted average grant date fair value of options granted	6.47	3.27	2.31

The intrinsic value of a stock option that’s been exercised is the amount by which the stock price exceeds the exercise price of the option on the date of exercise.

During 2020, in connection with employee terminations, the Company extended the post-employment exercise period with regards to 733,000 options. The incremental expense resulting from the modifications was not significant to the consolidated statement of operations and comprehensive loss.

On January 23, 2021, the former Chief Executive Officer and member of the Board of Directors of Legacy Butterfly resigned from his position as Chief Executive Officer. Pursuant to the separation agreement between the former Chief Executive Officer and Legacy Butterfly, the former officer received equity-based compensation. The equity compensation includes the acceleration of vesting of the officer’s service-based options. The acceleration of 1.6 million options was pursuant to the original option award agreement. The Company recognized $2.6 million of expense related to the acceleration of this option award during the year ended December 31, 2021.

In accordance with ASC Topic 718, the Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. As described in Note 2 “Summary of Significant Accounting Policies”, the Company selected the Black-Scholes option pricing model for determining the estimated fair value for service. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees were as follows:

	2021	2020	2019
Risk free interest rate	0.6% – 1.4%	0.4% – 1.7%	2.3% – 2.5%
Expected dividend yield	0%	0%	0%
Expected term	5.5 years – 6.2 years	5.9 years – 6.3 years	6 years – 6.1 years
Expected volatility	51% – 63%	50%	50%

The assumptions used to value option grants to non-employees were as follows:

	2020	2019
Risk free interest rate	0.4% – 1.7%	1.5% – 2.7%
Expected dividend yield	0%	0%
Expected term	1.1 years – 6.1 years	8.1 years – 10 years
Expected volatility	50%	50%

The Company did not grant any options to non-employees during the year ended December 31, 2021.

Risk free interest rate

The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Expected term

For employee awards, the Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. The Company calculates the expected term for employee awards that take into account the effects of employee’s expected exercise and post-vesting employment termination behavior.

For non-employee awards, the expected term is determined on an award by award basis. Prior to the adoption of ASU 2018-07, the contractual term was used.

Expected volatility

Prior to the Closing of the Business Combination, as the Company was privately held from inception until the Closing of the Business Combination in 2021, there was no specific historical or implied volatility information available. Accordingly, the Company estimates the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock-based awards.

Subsequent to the Closing of the Business Combination, the Company considered the historical stock volatilities of its’ peer companies, the historical volatility of the Company's stock price, and the implied stock price volatility derived from the price of exchange traded options on the Company's stock. Due to the lack of historical and implied volatility data of the Company’s common stock for a significant portion of fiscal 2021, the Company primarily estimated the expected volatility using the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock-based awards.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and non-employees.

Restricted stock unit activity

A summary of the restricted stock unit activity under the 2020 Plan is presented in the table below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at December 31, 2020	1,894,897	9.40
Granted	3,375,079	14.77
Vested and converted to shares	(1,018,828)	9.40
Forfeited	(292,323)	12.77
Outstanding at December 31, 2021	3,958,825	13.73

The total fair value of the restricted stock units vested during the year ended December 31, 2021 was $10.4 million.

Included in the table above are performance-based restricted stock units that include certain service conditions in the award. In January 2021, the Company granted 1.0 million restricted stock units to certain executives. In 2020, the Company granted 1.9 million restricted stock units to certain employees and consultants, including a grant of 1.0 million restricted stock units to the Chairman of the Board and significant stockholder of Butterfly.  The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based condition is satisfied upon the occurrence of a business combination event as defined in the award agreement. The achievement of the performance condition was deemed satisfied in the first quarter of 2021, when the completion of the Business Combination occurred. During the year ended December 31, 2021, the Company recognized the full grant date fair value of the awards granted to the Chairman of the Board and one other consultant as service to the Company was no longer required since the Business Combination closed in the first quarter of 2021.  For the remaining awards, continued service is still required for the awards to continue to vest per the award agreements.  The achievement of the performance condition was not deemed satisfied and the Company did not recognize any expense for these awards for the period ended December 31, 2020.

In the third quarter of 2021 and excluded from the table above, the Company approved 0.1 million performance-based restricted stock units for certain executives. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are objective and subjective performance metrics defined in the award agreement. Each award agreement provides that the Compensation Committee of the Board of Directors (the “Compensation Committee”) has discretion over the number of shares that will vest pursuant to the performance metrics. During the first quarter of the year ending December 31, 2023, the Compensation Committee will certify the number of shares vested under the performance-based restricted stock unit awards. The Company concluded a grant date has not occurred and that the service inception date precedes the grant date. For awards that management estimates will vest, the expense is recognized using the accelerated attribution method over the requisite service period as defined in the award agreement. The fair value of these awards is remeasured at the close of each reporting period until a grant date occurs.  An insignificant amount of expense for these awards was recognized during the year ended December 31, 2021.

The Company’s stock-based compensation expense for the periods presented was as follows (in thousands):

	2021	2020	2019
Cost of revenue – subscription	$21	$15	$15
Research and development	9,060	4,551	3,693
Sales and marketing	8,074	2,591	1,041
General and administrative	30,643	3,847	1,289
Total stock-based compensation expense	$47,798	$11,004	$6,038

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards.

Total unrecognized stock-based compensation expense for service based awards as of December 31, 2021 and 2020 was $78.8 million and $33.1 million, respectively, which will be recognized over the remaining weighted average vesting period of 2.8 years and 3.5 years, respectively.

Note 13. Net Loss Per Share

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Year ended December 31, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(28,048)	$(4,361)	$(32,409)
Numerator for basic and diluted EPS – loss available to common stockholders	$(28,048)	$(4,361)	$(32,409)
Denominator:
Weighted-average common shares outstanding	150,424,024	23,386,029	173,810,053
Denominator for basic and diluted EPS – weighted-average common stock	150,424,024	23,386,029	173,810,053
Basic and diluted loss per share	$(0.19)	$(0.19)	$(0.19)

Year ended December 31,
	2020	2019
Numerator:
Allocation of undistributed earnings	$(162,745)	$(99,697)
Numerator for basic and diluted EPS – loss available to common stockholders	$(162,745)	$(99,697)
Denominator:
Weighted-average common shares outstanding	6,056,574	5,838,103
Denominator for basic and diluted EPS – weighted-average common stock	6,056,574	5,838,103
Basic and diluted loss per share	$(26.87)	$(17.08)

For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company’s Restated Certificate. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. For the years ended December 31, 2020 and 2019, the undistributed earnings are only allocated to Class A common stock as there were no shares of Class B common stock outstanding.

Anti-dilutive common equivalent shares were as follows:

	2021	2020	2019
Outstanding options to purchase common stock	16,243,532	26,708,329	15,254,566
Outstanding restricted stock units	3,577,894	1,894,897	—
Outstanding warrants	20,652,837	—	—
Outstanding convertible preferred stock (Series A through D)	—	107,197,118	107,197,118
Total anti-dilutive common equivalent shares	40,474,263	135,800,344	122,451,684

Note 14. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Federal	$(32,706)	$(162,876)	$(98,833)
Foreign	418	170	(864)
Loss before provision for income taxes	$(32,288)	$(162,706)	$(99,697)

The Company recorded a tax provision of $0.12 million and $0.04 million for the years ended December 31, 2021 and 2020, respectively, due to foreign income and return to provision adjustments. Due to the Company’s loss position domestically, the Company has not recorded a significant federal tax provision for the years ended December 31, 2021 and 2020. Due to the Company’s overall loss position, the Company has not recorded a tax provision for the year ended December 31, 2019.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
(In Thousands)	2021	2020	2019
Income at US statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	15.42%	3.18%	3.30%
Permanent differences	(0.94)%	(0.70)%	(0.44)%
Stock compensation	(10.10)%	0.00%	0.00%
Change in fair value of warrants	104.78%	0.00%	0.00%
Tax credits	12.51%	0.86%	1.32%
Foreign rate differential	0.01%	0.00%	(0.01)%
Valuation allowance	(142.86)%	(24.35)%	(25.04)%
Other	(0.20)%	(0.01)%	(0.13)%
	(0.38)%	(0.02)%	(0.00)%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	Year ended December 31,
(In Thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$122,279	$83,058
Tax credits	10,620	6,582
Stock compensation	4,752	4,088
Accruals and reserves	7,929	7,293
Lease liability	7,063	—
Depreciation	102	—
Other	1,889	853
Total deferred tax assets	$154,634	$101,874
Valuation allowance	(148,785)	(101,773)
Total deferred tax assets	$5,849	$101
Deferred tax liabilities
Right-of-use asset	(5,849)	—
Depreciation	—	(101)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020, the Company has federal net operating loss (“NOL”) carryforwards of approximately $494.8 million and $330.2 million, respectively. As of December 31, 2021 and 2020, the Company has state NOL carryforwards of approximately $323.8 million and $232.1 million, respectively. Of the $494.8 million of federal NOL carryforwards, $73.7 million will begin to expire at various dates in 2031 and $421.1 million may be carried forward indefinitely. The state NOL carryforwards begin to expire in 2031. As of December 31, 2021, the Company also had federal and state tax credits of $9.2 million and $1.8 million, which begin to expire in 2032 and 2022, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2021 and 2020.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has completed a formal study through September 30, 2021 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the study, it was determined the Company experienced an ownership change on February 12, 2021; however, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized.

The Company’s valuation allowance increased by $47.0 million and $39.6 million for the years ended December 31, 2021 and 2020, respectively, due primarily to the generation of net operating losses.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business. ASC 740-10 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss as required. As of December 31, 2021 and 2020, there were no significant accrued interest or penalties.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2017 to the present. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

Note 15. Related Party Transactions

Prior to the Closing of the Business Combination, there were no significant changes in the nature of the Company’s related party transactions since December 31, 2020. Pursuant to a First Addendum dated November 19, 2020 to the Amended and Restated Technology Services Agreement dated November 11, 2020 by and between the Company, 4Catalyzer Corporation (“4Catalyzer”), and other participant companies controlled by Dr. Rothberg (the “ARTSA”), Butterfly terminated its participation under the ARTSA immediately prior to the Closing of the Business Combination.

Prior to the Closing of the Business Combination, the Company subleased office and laboratory spaces from 4Catalyzer. Additionally, under the ARTSA, the Company and the other participant companies agreed to share certain non-core technologies and also provided for 4Catalyzer to perform certain services for the Company and each other participant company. The ARTSA also provides for the participant companies to provide other services to each other. These expenditures are recorded within the accompanying consolidated statements of operations and comprehensive loss and allocated to the proper operating expense caption based on the nature of the service.

A summary of related-party transactions and balances with 4Catalyzer are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Total incurred for operating expenses	$583	$5,571	$7,721

	December 31,
	2021	2020
Due from related parties	$—	$38
Due to related parties	88	154

Note 16. Loan Payable

In May 2020, the Company received loan proceeds of $4.4 million under the Paycheck Protection Program (“PPP”). The PPP loan was evidenced by a promissory note dated May 1, 2020. The Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The term of the Company’s PPP loan was two years. The interest rate on the PPP loan was 1% per annum and no payments of principal or interest were due during fiscal 2020. The loan provider did not provide for a payment schedule. The PPP loan was unsecured and guaranteed by the Small Business Administration and was subject to any new guidance and new requirements released by the Department of the Treasury. Following the Closing of the Business Combination, the Company repaid the loan in full in February 2021. For the years ended December 31, 2021 and 2020, the Company recognized an insignificant amount of interest expense in the consolidated statement of operations and comprehensive loss related to the loan. The Company accounted for the loan as debt.

Note 17. Convertible Debt

In 2020, the Company issued convertible debt for total gross proceeds of $50.0 million. Prior to the Closing of the Business Combination, there were no significant changes to the terms of the debt agreement.

Pursuant to the terms of the debt, at the Closing of the Business Combination, the convertible debt was automatically canceled and converted into the right to receive shares of the Company’s Class A common stock. The debt was converted with $49.9 million, the net carrying value of the debt as of the Closing of the Business Combination, in stockholders’ equity with a corresponding decrease to the convertible debt for the principal, accrued interest and unamortized debt issuance costs in the consolidated balance sheet.

The Company recorded interest expense and amortization expense for the issuance costs of $0.6 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Note 18. Warrants

Public Warrants

The Company issued Public Warrants and Private Warrants in connection with its IPO during the year ended December 31, 2020. As of December 31, 2021, there were an aggregate of 13,799,504 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. During the year ended December 31, 2021, the amount of exercises of Public Warrants was not significant. The amount reclassified into equity upon the exercise of the Public Warrants was not significant.   Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation.

Redemptions

At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder;
●	provided that the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders; and
●	provided that there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period or the Company has elected to require the exercise of the warrants on a “cashless basis” (as described below).

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise his, her or its Public Warrants prior to the scheduled redemption date.

If the Company calls the Public Warrants for redemption for $0.01 as described above, the Board may elect to require any holder that wishes to exercise his, her or its Public Warrant to do so on a “cashless basis.” If the Board makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value.” For purposes of the redemption provisions of the warrants, the “fair market value”

means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Commencing 90 days after the warrants become exercisable, the Company may redeem not less than all of the outstanding Public Warrants and Private Warrants:

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

Private Warrants

As of December 31, 2021, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The Company recognized a gain of $161.1 million as a change in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

Note 19. Leases

Operating leases (ASC 842):

The Company has operating leases primarily for office space.  Most leases are not cancelable prior to their expiration.  The Company accounts for leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities.

In May 2021, the Company entered into a lease arrangement for office space in Burlington, MA which expires in December 2032 and includes approximately $27.3 million of legally binding minimum lease payments. As stated in the agreement, the Company and the landlord agreed to a payment schedule that includes escalating rent payments beginning on the lease commencement date.  The lease contains a tenant improvement allowance of $5.2 million, which is recognized as a reduction of minimum lease payments and recognized on a straight-line basis over the term of the lease.  The Company utilized $2.1 million of the allowance during fiscal 2021 for purchases of property and equipment.   The lease also includes termination and renewal options to be exercised at the discretion of the Company. These options are not reflected in the lease term as it is not reasonably certain that they will be exercised.  The Company gained access to the office space and began recognizing expense for the lease in the third quarter of 2021. The rent expense is included below in the operating lease cost table.

In the second quarter of 2021, the Company delivered a $4.0 million letter of credit for the Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the consolidated balance sheets.

The following table presents the components of operating lease cost:

Year ended
December 31, 2021
Operating lease cost	$2,927
Short-term lease cost	287
Variable lease cost	100
Total operating lease cost	$3,314

The expected maturities related to the Company’s leases with initial non-cancellable lease terms in excess of one year at December 31,  2021 are as follows:

Year ended December 31,	Operating Lease Payments
2022	$2,042
2023	3,633
2024	4,513
2025	4,657
2026	4,768
2027 and thereafter	22,986
Total gross operating lease payments	42,599
Less: tenant allowances	(3,233)
Total net operating lease payments	39,366
Less: imputed interest	(10,285)
Total operating lease liabilities, reflecting the present value of net lease payments	$29,081

Additional information related to operating leases is presented as follows:

December 31, 2021
Weighted average remaining lease term (in years)	9.4
Weighted average discount rate	5.5%

Year ended
December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments, included in cash flows from operating activities	$1,012

Non-cash additions to operating lease assets	$13,929

Operating leases (ASC 840):

The Company leases office space under operating leases. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense under the operating lease was $2.1 million and $1.9 million in 2020 and 2019, respectively.

The following is a schedule of future minimum rental payments under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2020 (in thousands):

Years ending December 31:
2021	$1,044
2022	2,043
2023	1,934
2024	1,904
2025	1,987
Thereafter	7,354
Total future minimum rental payments	$16,266

Note 20. Commitments and Contingencies

Commitments

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business. These commitments are generally non-cancellable and are based on sales forecasts. These agreements range from one to five-year periods and may contain fixed or minimum annual commitments, subject to certain provisions that allow the Company to renegotiate the commitment. The aggregate amount of minimum inventory purchase commitments as of December 31, 2021 was $116.1 million.

During 2019, the Company entered into an inventory supply agreement with a certain third-party manufacturing vendor which was subsequently amended in November 2020. The amended agreement included provisions to increase the aggregate purchase commitments to $169.3 million and extend its time frame to December 2022. The provisions of the agreement also allow the Company, once the defined cumulative purchase threshold per the agreement is reached, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. In the fourth quarter of fiscal year 2021, the Company reached the defined threshold and utilized a portion of the vendor advance to pay for inventory purchases.

During the year ended December 31, 2021 the Company recognized an additional loss on product purchase commitments of $14.0 million. The loss consisted of $2.3 million, recorded as a write-down of vendor advances and $11.7 million, recorded as an accrued purchase commitment liability. During the year ended December 31, 2021, the Company utilized $35.0 million of the accrued purchase commitment liability to reduce the value of inventory purchased under its minimum commitment in the supply arrangement.

During the year ended December 31, 2020 the Company recognized a loss on product purchase commitments of $53.2 million. The net loss was comprised of $10.6 million, recorded as a write-down of the vendor advance and $42.6 million, recorded as an accrued purchase commitment liability. During the year ended December 31, 2019 the Company recognized a loss on product purchase commitments of $9.5 million, recorded as a write-down of vendor advances.

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

As of December 31, 2021, the Company has a prepaid advance of $31.9 million, net of write-downs and an accrual of $19.5 million related to the agreement with this vendor. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying consolidated balance sheets.

Other Purchase Commitments:

In September 2020, the Company has renegotiated certain inventory purchase commitments with other third party manufacturing vendors and as a result certain inventory purchase commitments have been canceled. As a result of the renegotiations, the Company recorded the expected losses on those commitments of $6.9 million as a loss on product purchase commitments in the consolidated statement of operations for the year ended December 31, 2020.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019.

Contingencies

The Company is involved in litigation and legal matters which have arisen in the normal course of business, including but not limited to medical malpractice matters. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material effect on the Company’s consolidated balance sheet, statements of operations and comprehensive loss, or cash flows.

On December 14, 2020, a stockholder of Longview filed a lawsuit in the Supreme Court of the State of New York, County of New York against Longview and the members of the Longview Board, styled Nair v. Longview Acquisition Corp. et al. (the “Nair Complaint”). On December 16, 2020, a second stockholder of Longview filed a lawsuit in the Supreme Court of the State of New York, County of New York against Longview, the members of its board of directors, and Butterfly, styled Lau v. Longview Acquisition Corp., et al. (the “Lau Complaint”). Both the Nair Complaint and the Lau Complaint alleged, among other things, that (i) defendants engaged in an unfair sales process and agreed to inadequate consideration in connection with the proposed transaction, and (ii) that the Registration Statement filed with the SEC on November 27, 2020 in connection with the proposed transaction is materially misleading, and sought, among other things, to enjoin the proposed transaction, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses. The Nair Complaint was voluntarily dismissed on February 21, 2021, and the Lau Complaint was voluntarily dismissed on March 2, 2021. During fiscal 2021, the Company paid an insignificant amount to resolve plaintiffs’ requests for an attorney fee award.

The Company enters into indemnification provisions under some agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

Note 21. Subsequent Events

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., was filed in the United States District Court for the District of New Jersey against the Company, its President and Chief Executive Officer, its Chief Financial Officer, the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer and members of Longview’s board of directors prior to the Business Combination, alleging violations of the Securities Exchange Act of 1934, as amended. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between February 16, 2021 and November 15, 2021 and/or holders as of the record date for the special meeting of shareholders held on February 12, 2021 in connection with the approval of the Business Combination. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects, including the impact of the COVID-19 pandemic. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.