Form 10-Q/A
period 2021-03-31
Butterfly Network, Inc.
filed 2022-03-28
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Butterfly Network, Inc. (the “Company”) has determined that an administrative error occurred in connection with the filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original Report”). While the Original Report was reviewed and approved by the appropriate officers of the Company prior to its filing with the SEC, the Company did not obtain manual or electronic signatures from the Company’s officers whose conformed signatures were set forth in the Original Report, as required by Rule 12b-11 and Rule 302(b) of Regulation S-T under the Securities Exchange Act of 1934, as amended (the “Signature Authorization Rules”). This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Original Report is being filed in order to reflect that the Company has obtained the required signatures to this Amendment No. 1 from its officers, as required by the Signature Authorization Rules.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was made.

i

		Page

	Cautionary Statement Regarding Forward-Looking Statements	3

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

Part II	Other Information	34

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		46

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

ii

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

Pursuant to the Merger, at the Effective Time of the Merger (the “Effective Time”):

●	each share of Legacy Butterfly capital stock (other than the Legacy Butterfly Series A preferred stock) that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class A common stock, rounded down to the nearest whole number of shares;
●	each share of Legacy Butterfly Series A preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 1.0383 shares of the Company’s Class B common stock, rounded down to the nearest whole number of shares;
●	each option to purchase shares of Legacy Butterfly common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Butterfly common stock subject to such option immediately prior to the Effective Time multiplied by 1.0383, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by 1.0383 and rounded up to the nearest whole cent;
●	each Legacy Butterfly restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock, rounded to the nearest whole share, equal to the number of shares of Legacy Butterfly common stock subject to such Legacy Butterfly restricted stock unit immediately prior to the Effective Time multiplied by 1.0383; and
●	the principal amount plus accrued but unpaid interest, if any, on the Legacy Butterfly convertible notes outstanding as of immediately prior to the Effective Time was automatically canceled and converted into the right to receive shares of the Company’s Class A common stock, with such shares of the Company’s Class A

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

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was approximately 164,862,470, comprising:

●	95,633,659 shares of the Company’s Class A common stock issued to Legacy Butterfly stockholders (other than certain holders of Legacy Butterfly Series A preferred stock) and holders of Legacy Butterfly convertible notes in the Merger;
●	17,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing;
●	10,350,000 shares of the Company’s Class A common stock issued to holders of shares of Longview Class B common stock outstanding at the Effective Time; and
●	41,378,811 shares of the Company’s Class A common stock issued to holders of Longview Class A commons stock outstanding at the Effective Time.

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

BUTTERFLY NETWORK, INC.

Date: March 25, 2022	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: March 25, 2022	By:	/s/ Stephanie Fielding
Stephanie Fielding
Chief Financial Officer