Form 10-Q/A
period 2021-06-30
Butterfly Network, Inc.
filed 2022-03-28
CIK 1804176

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

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

EXPLANATORY NOTE

Butterfly Network, Inc. (the “Company”) has determined that an administrative error occurred in connection with the filing of its Quarterly Report on Form 10-Q for the three months ended June 30, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2021 (the “Original Report”). While the Original Report was reviewed and approved by the appropriate officers of the Company prior to its filing with the SEC, the Company did not obtain manual or electronic signatures from the Company’s officers whose conformed signatures were set forth in the Original Report, as required by Rule 12b-11 and Rule 302(b) of Regulation S-T under the Securities Exchange Act of 1934, as amended (the “Signature Authorization Rules”). This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Original Report is being filed in order to reflect that the Company has obtained the required signatures to this Amendment No. 1 from its officers, as required by the Signature Authorization Rules.

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

BUTTERFLY NETWORK, INC.

Date: March 28, 2022	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: March 28, 2022	By:	/s/ Stephanie Fielding
Stephanie Fielding
Chief Financial Officer