Form 10-Q/A
period 2021-09-30
Butterfly Network, Inc.
filed 2022-03-28
CIK 1804176

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

EXPLANATORY NOTE

Butterfly Network, Inc. (the “Company”) has determined that an administrative error occurred in connection with the filing of its Quarterly Report on Form 10-Q for the three months ended September 30, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Report”). While the Original Report was reviewed and approved by the appropriate officers of the Company prior to its filing with the SEC, the Company did not obtain manual or electronic signatures from the Company’s officers whose conformed signatures were set forth in the Original Report, as required by Rule 12b-11 and Rule 302(b) of Regulation S-T under the Securities Exchange Act of 1934, as amended (the “Signature Authorization Rules”). This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Original Report is being filed in order to reflect that the Company has obtained the required signatures to this Amendment No. 1 from its officers, as required by the Signature Authorization Rules.

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

i

		Page

	Cautionary Statement Regarding Forward-Looking Statements	3

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

Part II	Other Information	40

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		45

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

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was approximately 164,862,470, comprising:

●	95,633,659 shares of the Company’s Class A common stock issued to Legacy Butterfly stockholders (other than certain holders of Legacy Butterfly Series A preferred stock) and holders of Legacy Butterfly convertible notes in the Merger;
●	17,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing;
●	10,350,000 shares of the Company’s Class A common stock issued to holders of shares of Longview Class B common stock outstanding at the Effective Time; and
●	41,378,811 shares of the Company’s Class A common stock held by holders of Longview Class A common stock outstanding at the Effective Time.

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