Form 10-K/A
period 2021-12-31
Butterfly Network, Inc.
filed 2022-03-28
CIK 1804176

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

EXPLANATORY NOTE

Butterfly Network, Inc. (the “Company”) has determined that an administrative error occurred in connection with the filing of its Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Original Report”). While the Original Report was reviewed and approved by the appropriate executive officers and directors of the Company prior to its filing with the SEC, the Company did not obtain manual or electronic signatures from the Company’s directors and executive officers whose conformed signatures were set forth in the Original Report, as required by Rule 12b-11 and Rule 302(b) of Regulation S-T  under the Securities Exchange Act of 1934, as amended (the “Signature Authorization Rules”). This Amendment No. 1 on Form 10- K/A (the “Amendment No. 1”) to the Original Report is being filed in order to reflect that the Company has obtained the required signatures to this Amendment No. 1 from its directors and executive officers, as required by the Signature Authorization Rules.

The Company is also filing this Amendment No. 1 to insert dates referenced within the Reports of Independent Registered Public Accounting Firm (the “Report(s)”) included in the Original Report under Item 8. Financial Statements and Supplementary Data and Item 9A. Controls and Procedures. Due to a clerical error, the Original Report inadvertently included two “XX” placeholders for the date references instead of the appropriate dates, which in each case was the date of the Report. This Form 10-K/A is being filed, in part, to replace each “XX” placeholder with the date of the Report.

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

Sales and marketing expenses increased by $23.3 million, or 88.9%, for the year ended December 31, 2021  compared to the year ended December 31, 2020. This increase was primarily driven by an increase in personnel cost including stock-based compensation of $14.8 million, an increase in demand generation costs of $4.7 million due to investments made to promote sales growth, an increase in travel and entertainment costs of $1.1 million related to internal and external events and an increase in professional service fees of $1.4 million to support our sales and marketing efforts.

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

†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+Management contract or compensatory plan or arrangement.

@Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

Signatures		Title	Date

By:	/s/ Todd Fruchterman, M.D., Ph.D.	President, Chief Executive Officer and	March 25, 2022
	Todd Fruchterman, M.D., Ph.D.	Director (principal executive officer)

By:	/s/ Stephanie Fielding	Chief Financial Officer (principal financial	March 25, 2022
	Stephanie Fielding	officer and principal accounting officer)

By:	/s/ Jonathan M. Rothberg, Ph.D.	Chairman of the Board	March 25, 2022
Jonathan M. Rothberg, Ph.D.

By:	/s/ Dawn Carfora	Director	March 25, 2022
Dawn Carfora

By:	/s/ Elazer Edelman, M.D., Ph.D.	Director	March 25, 2022
Elazer Edelman, M.D., Ph.D.

By:	/s/ John Hammergren	Director	March 25, 2022
John Hammergren

By:	/s/ Gianluca Pettiti	Director	March 25, 2022
Gianluca Pettiti

By:	/s/ S. Louise Phanstiel	Director	March 25, 2022
S. Louise Phanstiel

By:	/s/ Larry Robbins	Director	March 25, 2022
Larry Robbins

By:	/s/ Erica Schwartz, M.D., J.D., M.P.H.	Director	March 25, 2022
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022 , expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 and 2020, of the Company and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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