Form 10-K/A
period 2021-12-31
Butterfly Network, Inc.
filed 2022-04-19
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Butterfly Network, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Original Report”), and amended by Amendment No. 1 filed with the SEC on March 28, 2022 (“Amendment No. 1” and together with the Original Report, the “Annual Report”), to correct, update or clarify certain information in the Annual Report, as described in this Explanatory Note.

The Company believes that none of such corrections, updates or clarifications, either individually or in the aggregate, are material. In addition, none of these changes requires a restatement of the Company’s financial statements included in the Annual Report, as the changes only appeared in the “Executive Compensation,” “Risk Factors,” “Business” and “Principal Accountant Fees and Services” sections of the Annual Report, and all relevant information is accurately reflected in the Company’s financial statements.

The Company is correcting the following tables included in the “Executive Compensation” section of the Annual Report (located in Part III, Item 11) as described below:

1.	“2021 Equity Awards at Grant Date” table (which appears in the “Equity Incentive Program” section of the “Compensation Discussion & Analysis”)

i.	The Company overstated by an aggregate of $14,775,935 the grant date fair value of the options granted in 2021, inadvertently using the exercise price to calculate the value of the options instead of the grant date fair value.

ii.	The Company overstated by $61 the intrinsic value of awards held by Andrei Stoica, the Company’s Chief Technology Officer.

2.	“Summary Compensation Table”

i.	The Company overstated by an aggregate of $14,775,935 the grant date fair value of the options granted in 2021 and overstated by $545,973 the grant date fair value of an option granted in 2020 to Darius Shahida, the Company’s Chief Strategy Officer and Chief Business Development Officer.

ii.	The Company overstated by $60,000 “Other Compensation” in 2021 related to private aviation for Company-related travel for Todd Fruchterman, the Company’s President and Chief Executive Officer.

iii.	The Company overstated by $236,327 “Other Compensation” in 2021 for Stephanie Fielding, the Company’s Chief Financial Officer, by inadvertently including as compensation the value of restricted stock units that vested in 2021.

iv.	The Company overstated by $150,000 “Other Compensation” in 2021 for Laurent Faracci, the Company’s former Chief Executive Officer, by inadvertently including a cash bonus that was paid with respect to 2020 performance as compensation in 2021.

3.	“2021 Fiscal Year Grants of Plan-Based Awards” table

i.	The Company overstated by an aggregate of $14,775,935 the grant date fair value of the options granted in 2021.

4.	“Outstanding Equity Awards at 2021 Fiscal Year-End” table

i.	The Company overstated the number of unexercisable options held by Mr. Shahida by inadvertently referring to 259,574 vested restricted stock units granted on December 17, 2020 as options, and did not include a reference to the $10.68 exercise price of options granted in 2021 to Mr. Stoica.

5.	Untitled tables showing total compensation paid or accrued to non-employee directors and the grant date fair value for equity awards granted to each non-employee director during the fiscal year ended December 31, 2021 (which appear in the “Director Compensation” section)

i.	The Company overstated by $158,103 the grant date fair value of the options granted in 2021 to each non-employee director who received an option grant, inadvertently using the exercise price to calculate the value of the options instead of the grant date fair value.

6.	Untitled table showing total outstanding options, vested options and unvested RSUs for non-employee directors (which also appears in the “Director Compensation” section)

i.	The Company overstated by 1,029,812 the number of options held at December 31, 2021 by Dr. Rothberg, the Company’s Founder and Chairman of the Board, by inadvertently referring to restricted stock units granted to Dr. Rothberg on December 17, 2020.

In addition, the Company is also correcting, clarifying or updating certain information in the “Risk Factors” section of the Annual Report (located in Part I, Item 1A), including:

i.	The Company understated by $100,000, or .02%, the amount of its federal net operating loss carry forwards, reporting $494.7 million in its Risk Factors instead of $494.8 million, which correctly appears in note 13 to the Company’s audited consolidated financial statements and which has been corrected on page 42 of this Amendment No. 2; and

ii.	The Company understated its number of owned patents by 66 and pending patent applications by 8 as of December 31, 2021 which has been corrected on page 56 of this Amendment No. 2 (this information has been corrected on pages 13 and 17 of this Amendment No. 2 in the Business section as well).

The Company is also correcting, clarifying or updating certain additional information in the “Business” section of the Annual Report (located in Part I, Item 1), including:

i.	The Company overstated by $500,000, or 1.5%, the amount of its net loss for the year ended December 31, 2021 in the overview to its Business section, reporting a net loss of $32.9 million instead of $32.4 million, which correctly appears in the Company’s consolidated statement of operations and comprehensive loss in the Company’s audited consolidated financial statements and which has been corrected on page 7 of this Amendment No. 2;
ii.	The Company understated by 3 million the number of healthcare practitioners in its discussion of the market opportunity for its device, which has been updated on page 8 of this Amendment No. 2;

iii.	The Company has clarified on page 13 of this Amendment No. 2 that it has placed its device with over 100 NGOs, entities and healthcare professionals; and
iv.	The Company has revised the summary of the healthcare regulations to which the Company is subject (on pages 24 and 26 of this Amendment No. 2) to clarify that the financial penalties contained in such regulations are statutory amounts adjusted for inflation annually (this information has been clarified on page 51 in the Risk Factor section as well). For the avoidance of doubt, the Company has not violated these regulations; it is merely summarizing the provisions as required by SEC rules.

The Company is also filing this Amendment No. 2 to revise the “Controls and Procedures” section of the Annual Report (located in Part II, Item 9A). As a result of the corrections, clarifications and updates in these sections of the Annual Report described above, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that as of the end of the period covered by the Annual Report, the Company did not maintain effective disclosure controls and procedures.

The Company is also taking this opportunity to update the information in the “Principal Accountant Fees and Services” section of the Annual Report (located in Part III, Item 14) to update the amount of fees billed to or incurred by the Company for professional services rendered by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2021 to include fees billed subsequent to the filing of the Annual Report.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are filed as exhibits (Exhibits 31.1 and 31.2) to this Amendment No. 2 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 2, paragraph 3 of the certifications has been omitted. This Amendment No. 2 does not include a new certification under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Amendment No. 2.

Except as described above, this Amendment No. 2 does not modify or update disclosure in, or exhibits to, the Annual Report. Furthermore, this Amendment No. 2 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Amendment No. 2 remains unchanged and reflects the disclosures made at the time the Original Report was made.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities;
•	the potential attributes and benefits of our products and services;
•	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
•	our ability to identify, in-license or acquire additional technology;
•	our ability to maintain our existing license, manufacturing and supply agreements;
•	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
•	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
•	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
•	our ability to raise financing in the future;
•	our financial performance; and
•	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations.

These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions relating to, among other things:

•	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;
•	our business could be harmed if we fail to manage our growth effectively;
•	our projections are subject to risks, assumptions, estimates and uncertainties;
•	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
•	the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
•	changes in applicable laws or regulations;
•	failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;
•	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange;
•	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations; and
•	the impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

•	We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.

•	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

•	Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.

•	Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.

•	We will be dependent upon the success of our sales and customer acquisition and retention strategies.

•	If we do not successfully manage the development and launch of new products, we will not meet our long-term forecasts, and operating and financial results and condition could be adversely affected.

•	We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants and retaining existing employees and consultants, which could disrupt our operations.

•	We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.

•	We have and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.

•	We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

•	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

•	If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted and we may have difficulty achieving market awareness and selling our products.

•	The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.

•	The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

•	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

•	We have incurred and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

•	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.

•	There is no guarantee that the U.S. Food and Drug Administration, or FDA, will grant 510(k) clearance or pre-market approval, or PMA, of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

•	If we fail to obtain marketing authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

•	We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties and injunctions.

•	Because we do not require training for users of our current products, although they are limited under FDA’s marketing clearances to use by trained healthcare practitioners, there exists a potential for misuse of these products, which could ultimately harm our reputation and business.

•	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.

•	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

•	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

•	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.

•	The exercise of our outstanding warrants for our Class A common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

•	The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.

•	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

•	We are currently subject to a securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors, strategic partners and our eCommerce channel. We generated total revenue of $62.6 million and $46.3 million in the years ended December 31, 2021 and 2020, respectively. We also incurred net losses of $32.4 million and $162.7 million for the years ended December 31, 2021 and 2020.

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

Market Opportunity

Long term, we are on a journey to address a potential new market that we estimate exceeds $100 billion. We believe our solution addresses an unmet need across an addressable market of approximately 45 million healthcare practitioners, including approximately 2 million veterinarians and vet technicians, approximately 13 million medical doctors and approximately 30 million nurses and midwives worldwide.

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

•	Easy to use, enabling access to the most information with the least amount of effort through education, an intuitive interface and AI.
•	Everywhere, the scope of our journey to change the standard of care. We are focused on making Butterfly useful in more settings with cutting edge features and capabilities and building new business models to put Butterfly into every clinician’s pocket.
•	Economical, creating, capturing and delivering value and affordability for all. We are focused on completing health economics studies to demonstrate that our system delivers better, more informed, lower cost care.

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

•	For the obstetric clinicians, the device tools can perform gestational age and amniotic fluid index calculations.

•	The device tools can provide automated bladder volume calculations, with 3D visualizations and enables easier line placements using NeedleVizTM technology and Biplane ImagingTM. These tools can be utilized across broad clinical applications and specialties.

•	Using TeleGuidanceTM, healthcare practitioners can perform ultrasound remotely, providing real-time guidance by connecting with a novice user or peer directly from the Butterfly iQ+ app. Through our Teleguidance feature, healthcare practitioners can control the settings of the application while the device is in use and help the user identify the image.

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

We sell through three main channels:

•	A targeted, regional, direct salesforce focused on large healthcare system-wide implementations.
•	An eCommerce website through which we sell our Butterfly iQ+ and iQ+ Vet to healthcare practitioners in these geographies, where allowed by local law.
•	Distributor, veterinary and affiliate relationships to unlock additional channels to supplement our direct and eCommerce sales.

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

Geographies

Butterfly iQ+ is being used in approximately 30 markets. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world, where we have partnerships with non-governmental organizations (“NGOs”) like the Bill & Melinda Gates Foundation to deliver our technology to underserved communities. Currently, we have placed our device with over 100 NGOs, entities and healthcare professionals that align with our mission to deliver care around the world and bring potentially lifesaving medical imaging to patients, often for the first time.

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

With cloud-based technology, we have also continued to create content and applications to enrich the overall software ecosystems and deliver additional clinical and product advancements for our users. To date, we have launched a variety of software offerings for individual physicians, as well as launched Butterfly Blueprint to develop an operating system that addresses the workflow needs of our large healthcare system customers. We plan to continue to build solutions and features, including AI in our software to improve ease-of-use for our customers

As of December 31, 2021, we owned approximately 418 issued patents and had approximately 463 pending patent applications.

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

As a general matter, we view competition on two levels:

•	Conventional ultrasound systems; and
•	The development of other hand-held ultrasound systems with the same or better attributes.

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

Butterfly iQ, iQ+ and Related Technology

As of December 31, 2021, we owned approximately 418 issued patents and approximately 463 pending patent applications. Of our approximately 418 issued patents, approximately 106 were issued U.S. utility patents and approximately 33 were issued U.S. design patents. Of our approximately 463 pending patent applications, approximately 153 were pending U.S. utility patent applications and approximately 11 were pending U.S. design applications. In addition, as of December 31, 2021, we owned approximately 279 issued patents in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea, and India, and approximately 299 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, corresponding to the foregoing. In total, as of December 31, 2021, we owned approximately 187 patent families generally directed to our ultrasound products, including manufacturing, circuit components, and add-on features. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between 2030 and 2042.

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

As part of the 510(k) notification process for Class II devices like our iQ system, which has an existing classification regulation available for purposes of the regulatory filing, the FDA may require the following:

•	Comprehensive product description and indications for use.
•	Extensive nonclinical tests and/or animal studies, performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations, as well as any performance standards or other testing requirements established by FDA through regulations or device-specific guidance.
•	Comprehensive review of one or more predicate devices and development of data supporting the new product’s substantial equivalence to such predicate devices.

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

FDA review of a PMA application is required to be completed within 180 days of the application’s filing date although in some cases approval may take significantly longer. The current user fee agreement between the FDA and the medical device industry sets as a target that PMA reviews be completed in under one year. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	the product may not be safe or effective for its intended use(s) to the FDA’s satisfaction;
•	the data from the applicant’s nonclinical studies and clinical trials may be insufficient to support approval;
•	the manufacturing process or facilities that the applicant uses may not meet applicable requirements; and
•	changes in the FDA approval policies or adoption of new regulations may require additional data to demonstrate the safety or effectiveness of the device.

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

Federal False Claims Act.   The federal False Claims Act prohibits knowingly presenting, or causing to be presented, a false claim, or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000, with penalties adjusted for inflation annually, for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. In addition, the Affordable Care Act amended federal law to provide that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

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

Physician Payment Sunshine Act.    Pursuant to the Patient Protection and Affordable Care Act that was signed into law in March 2010, the federal government enacted the Physician Payment Sunshine Act. As a manufacturer of U.S. FDA-regulated devices reimbursable by federal healthcare programs, we are subject to this law, which requires us to track and annually report certain payments and other transfers of value that we make to U.S.-licensed physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners) or U.S. teaching hospitals. We are also required to report certain ownership interests held by physicians and their immediate family members. The HHS Centers for Medicare and Medicaid Services has the potential to impose penalties of up to $1.15 million per year, with penalties adjusted for inflation annually, for violations of the Physician Payment Sunshine Act, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

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

Since inception, we have devoted substantially all of our financial resources to develop our products and related services. We have financed our operations primarily through the issuance of equity and convertible debt securities. We have generated limited revenue from the sale of our products and services to date and have incurred significant losses. The amount of our future net losses will depend, in part, on sales and on-going development of our products and related services, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services. We anticipate that our expenses will increase substantially if and as we:

•	continue to build our sales, marketing and distribution infrastructure to commercialize our products and services;
•	continue to develop our products and services;
•	seek to identify, assess, acquire, license and/or develop other products and services and subsequent generations of our current products and services;
•	seek to maintain, protect and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel; and
•	support our operations as a public company.

Our ability to generate future revenue from product and service sales depends heavily on our success in many areas, including, but not limited to:

•	launching and commercializing current and future products and services, either directly or in conjunction with one or more collaborators or distributors;
•	obtaining and maintaining marketing authorization with respect to each of our products and maintaining regulatory compliance throughout relevant jurisdictions;
•	maintaining clinical and economical value for end-users and customers in changing environments;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for our products; and
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

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

During the years ended December 31, 2021, 2020 and 2019, approximately 31%, 28% and 13%, respectively, of our product and service revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:

•	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;
•	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;

•	trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;
•	difficulties and costs of staffing and managing foreign operations;
•	difficulties protecting, procuring or enforcing intellectual property rights internationally;
•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;
•	laws and business practices that may favor local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability and war or other military conflict, including the ongoing conflict occurring in Ukraine, which could have a material adverse impact on our sales in Europe and elsewhere; and
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

As of December 31, 2021, we had federal net operating loss carry forwards, or NOLs, of approximately $494.8 million, of which approximately $73.7 million will begin to expire in 2031, if not utilized. Unused NOLs may be carried forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For Section 382 purposes, an ownership change generally occurs where the aggregate equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). The Company has completed an ownership shift analysis through September 30, 2021 and determined that an ownership change has occurred on February 12, 2021 within the meaning of Section 382 and 383 of the Code. Based on our ownership change limitation study, we are limited to utilize only a portion of our pre-change federal NOLs and tax credits until 2026. However, the limitation due to the ownership change will not result in any of the NOLs or tax credits expiring unutilized. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state laws. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our ultrasound imaging products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

•	design, development and manufacturing processes;
•	labeling, content and language of instructions for use and storage;
•	product testing, non-clinical studies and clinical trials;
•	regulatory authorizations, such as pre-market clearance or pre-market approval;
•	establishment registration, device listing and ongoing compliance with the QSR requirements;
•	advertising and promotion;
•	marketing, sales and distribution;
•	conformity assessment procedures;
•	product traceability and record-keeping procedures;
•	review of product complaints, complaint reporting, recalls and field safety corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	post-market studies (if applicable); and
•	product import and export.

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

Penalties for HIPAA violations can be issued by the U.S. Department of Health and Human Services’ Office for Civil Rights, the U.S. Department of Justice, and state attorneys general. Financial penalties can range from $100 to $50,000 per violation, with a maximum penalty of $1.5 million per year for violation, with penalties adjusted for inflation annually. HIPAA authorizes states attorneys’ general to file suit on behalf of state residents; in such cases, courts can award damages, costs and attorneys’ fees related to HIPAA violations in addition to the aforementioned financial penalties. While HIPAA does not create a private right of action allowing individuals to sue in civil court for HIPAA violations, the HIPAA rules have been used as the basis for a duty of care claim in state civil suits for negligence or recklessness in the misuse or breach of PHI. Further, to provide “covered entity” clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. If we fail to comply with the terms of our business associate agreements, we may also be liable contractually.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2021, we owned approximately 418 issued patents and approximately 463 pending patent applications. Of our approximately 418 issued patents, approximately 106 were issued U.S. utility patents and approximately 33 were issued U.S. design patents. Of our approximately 463 pending patent applications, approximately 153 were pending U.S. utility patent applications and approximately 11 were pending U.S. design applications. In addition, as of December 31, 2021, we owned approximately 279 issued patents in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, and 299 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India, corresponding to the foregoing. In total, as of December 31, 2021, we owned approximately 187 patent families generally directed to our ultrasound products, including manufacturing, circuit components and add-on features. These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2030 and 2042. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

PART II

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded in both the Original Report and Amendment No. 1 that our disclosure controls and procedures were effective as of December 31, 2021.

However, in connection with the preparation and filing of this Amendment No. 2, our Chief Executive Officer and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, taking into account the errors summarized in the Explanatory Note to, and corrected in the “Executive Compensation” section of, this Amendment No. 2. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded that the design of our disclosure controls and procedures is appropriate, but that there was a deficiency in their operation and, as a result, we are implementing additional operational procedures to ensure the effectiveness of our disclosure controls and procedures with respect to future reports that we file with or submit to the SEC under the Exchange Act.

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

PART III

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

2021 Financial and Business Performance Highlights

•	Annual revenue of $62.6 million, growing 35% from $46.3 million in 2020.

•	Gross margin was 27.3% and Adjusted gross margin was 50.5%.

•	Gross profit was $17.1 million and Adjusted gross profit was $31.6 million.

•	Net loss was $32.4 million and Adjusted EBITDA was a loss of $121.8 million.

•	Strengthened talent foundations of the company with key appointments to the executive management team and the Board of Directors and initiated an evolution of the company’s business strategy and business model.

•	Announced an exclusive partnership with Caption Health the only FDA-cleared AI-guided ultrasound software to develop an integrated solution with Butterfly to enhance cardiac assessment and improve the ease of image capture and image interpretation in a variety of care settings.

•	Received a Class III Medical Device License in Canada for Butterfly iQ+.

•	Expanded the Company’s commercial reach:

–	Announced international distributor partnerships in Hong Kong, Chile, Pakistan, Middle East, North Africa, Turkey and India.

–	Created a veterinary sales team and launched iQ+ Vet Ultrasound in the United States and internationally, expanding Butterfly’s vet presence into new territories through both internal personnel and distribution partners.

–	In 2021, Temple University, Lewis Katz School of Medicine distributed Butterfly iQ+ to all of their first- and second-year medical students.

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
Base Salary (pg 99)

•      Competitive base salaries help attract and retain executive talent.

•      Fixed cash compensation recognizes factors such as individual contribution, tenure, and scope.

•      Reviewed annually and adjusted as appropriate.

• Determined market-competitive salary rates for executive team that promoted retention and provide a fixed level of compensation.
Annual Incentive Compensation (pg 100)	• Focus executives on achieving annually established financial and strategic targets that are key indicators of ongoing operational performance and support our business strategy.	• Annual cash incentive awards were earned at target at 100%, reflecting Committee assessment of financial, operational, and strategic performance
Long-Term Incentive Compensation (pg 101)

•      Incentivize and reward long-term gains in shareholder value, with vesting terms up to four years to ensure retention while rewarding executives for past performance and future potential growth.

•       Encourages executive ownership and alignment with external shareholders.

• Executives awarded a combination of stock options, restricted stock units, and performance-based awards based on employment agreements/offer letters and competitive market conditions.

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

The Compensation Committee undertook a rigorous and holistic review of performance when determining final bonus payouts for the NEOs. Considerations included the desire to retain the current management team amid the Company’s recent Business Combination and a volatile business and macroeconomic environment, as well as reward management’s significant efforts in 2021, including:

•	35% year-over-year annual revenue growth driven by increase in product and software subscription sales.

•	Better than expected Adjusted EBITDA at $(121.8) million

•	Significant investment to build a foundation in the leadership of Butterfly to accelerate growth and realize our long-term vision of improving clinical care across a range of geographies, applications and care settings.

•	Pivoting the company's strategy, innovation and commercial organizations to address clinical behavior change at health systems, medical education institutions, as well as the international and the veterinary market.

•	Efficient supply chain management despite significant headwinds posed by COVID-19.

•	Ensuring the health and safety of Company employees.

Based on the review process outlined above, the Compensation Committee determined to award the NEOs 100% of their annual target bonuses, with the exceptions noted below. The annual bonuses are prorated for the NEOs who began employment during 2021.

Name	Target Bonus Opportunity	Annual Cash Incentive Earned		% of Target
Todd M. Fruchterman, M.D., Ph.D.	100%	$684,247	(1)	100%
Stephanie Fielding	50%	$150,000	(2)	75%
Stacey Pugh	70%	$267,879	(3)	100%
Darius Shahida	50%	$200,000		100%
Andrei Stoica, Ph.D.	50%	$99,452	(4)	100%
Laurent Faracci	100%	N/A		N/A

(1)	Dr. Fruchterman commenced employment with us on February 1, 2021.

(2)	On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer effective as of April 30, 2022. As described further below, pursuant to Ms. Fielding’s separation agreement, we will pay Ms. Fielding an annual bonus equal to $150,000 for the year ended December 31, 2021.

(3)	Ms. Pugh commenced employment with us on March 15, 2021.

(4)	Dr. Stoica commenced employment with us on July 19, 2021.

Equity Incentive Program

Our 2021 LTI program consisted of stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”):

Award Type	Description / Objective
Stock Options	• Vest over a four-year period from the grant date • Realized value strongly linked to share price appreciation following grant date
Restricted Stock Units

•      RSUs awarded to Dr. Fruchterman and Ms. Pugh vest in four equal, annual installments; RSUs awarded to Dr. Stoica vest 25% on the first anniversary of the grant date and quarterly over the subsequent three-year period thereafter

•      Realized value linked to share price while maintaining retentive glue during times of volatility

Performance Stock Units

•      Awarded to select executives to further incentivize performance

•      Compensation Committee retains sole discretion to determine final payout

•      May be earned from 0% - 200% of target units awarded based on revenue and in consideration of strategic and business progress

•      66% (Fruchterman)/50% (Pugh) of earned units vest on the second anniversary of the grant date, with the balance vesting on a quarterly basis over the subsequent year

The table below summarizes equity awards (both units awarded, grant date fair value, and intrinsic value as of December 31, 2021 at a $6.69 share price) made to our named executive officers in 2021, reflecting a combination of annual LTI program awards (awarded in February 2021), additional retention grants (awarded in July 2021), and new-hire grants awarded to executives as part of their employment agreements or offer letters:

	2021 Equity Awards at Grant Date							Intrinsic
	Stock Options		Restricted Stock Units		Performance Stock Units		Total	Value at 12/31/2021
Name	#	Value	#	Value	#	Value	Value
Todd M. Fruchterman, M.D., Ph.D.	1,744,442	$12,586,305	1,038,300	$15,875,607	92,147	$1,149,995	$29,611,906	$7,562,690
Stephanie Fielding	0	$0	0	$0	0	$0	$0	--
Stacey Pugh	91,853	$568,826	207,660	$4,585,133	46,074	$575,004	$5,728,962	$1,697,480
Darius Shahida	0	$0	0	$0	0	$0	$0	--
Andrei Stoica, Ph.D.	121,771	$662,844	61,798	$660,003	0	$0	$1,322,847	$413, 368
Laurent Faracci	0	$0	0	$0	0	$0	$0	--

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Todd Fruchterman, Chief Executive Officer (4)	2021	687,500	3,272,247	17,025,602	12,586,305	1,244,510	34,816,164
	2020	--	--	--	--	--	--
	2019	--	--	--	--	--	--
Stephanie Fielding, Chief Financial Officer (5)	2021	400,000	355,000	--	--	--	755,000
	2020	194,318	25,000	--	1,751,250	--	1,970,568
	2019	--	--	--	--	--	--
Stacey Pugh, Chief Commercial Officer (6)	2021	380,000	417,879	5,160,136	568,826	168,334	6,695,175
	2020	--	--	--	--	--	--
	2019	--	--	--	--	--	--
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	2021	400,000	1,230,000	--	--	--	1,630,000
	2020	400,000	--	4,880,010	583,697	--	5,863,707
	2019	203,125	200,000	--	--	10,500	413,625
Andrei Stoica, Chief Technology Officer (7)	2021	183,333	749,452	660,002	662,844	165,126	2,420,757
	2020	--	--	--	--	--	--
	2019	--	--	--	--	--	--
Laurent Faracci, Former Chief Executive Officer (8)	2021	25,000	--	--	--	3,516,800	3,541,800
	2020	450,000	150,000	--	13,264,361	321,589	14,185,950
	2019	--	--	--	--	--	--

(1)	The amounts in this column reflect the aggregate grant date fair value of stock awards granted during 2021, 2020 and 2019, respectively, computed in accordance with ASC 718. The weighted average grant date fair values of stock awards granted during these years are included in Note 12 “Equity Incentive Plan” to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. The grant date fair value of each time-based RSU award is measured based on the closing price of our Class A common stock on the date of grant. The value of the PSU awards granted in 2021 to each of Dr. Fruchterman and Ms. Pugh, based upon the then-probable outcome of the performance conditions, as computed in accordance with ASC 718, was $1,149,995 and $575,004 for each award, respectively. Assuming that the maximum level of performance will be achieved, and assuming the $12.48 closing price of our Class A common stock on the date of grant, the value of each such PSU award is $2,299,989 and $1,150,007, respectively. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(2)	The amounts in this column reflect the aggregate grant date fair value of the option awards granted during 2021, 2020 and 2019, respectively, computed in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. See Note 12 “Equity Incentive Plan” to our consolidated audited financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K for details as to the assumptions used to calculate the fair value of the option awards.

(3)	For the fiscal year ended December 31, 2021, consists of $110 for Dr. Fruchterman and $85 for Ms. Pugh for life insurance premiums; $380 for Dr. Fruchterman, $168,249 for Ms. Pugh, and $165,071 for Dr. Stoica for relocation-related reimbursement; $140,000 for private aviation for Dr. Fruchterman for company-related travel; $53,450 for legal fees for Dr. Fruchterman; $1,050,570 for the portion of Dr. Fruchterman’s reimbursement bonus intended to provide him a net after tax amount of $1,583,000; and severance benefits to Mr. Faracci consisting of $900,000 in lump sum severance payments, $16,800 for payment of health plan premiums and $2,600,000 attributable to the accelerated vesting of Mr. Faracci’s options, as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

(4)	Dr. Fruchterman commenced employment with us on February 1, 2021.

(5)	On January 31, 2022, Ms. Fielding delivered her resignation as Chief Financial Officer effective as of April 30, 2022. In connection with her resignation, we entered into a separation agreement with Ms. Fielding, effective as of February 3, 2022, which provides that Ms. Fielding will remain employed by us through April 30, 2022 in order to assist in the transition of the chief financial officer role. Provided that Ms. Fielding complies with the terms of the separation agreement, including the release and waiver provided therein, on April 30, 2022 we will pay Ms. Fielding an annual bonus equal to $150,000 for the year ended December 31, 2021.

(6)	Ms. Pugh commenced employment with us on March 15, 2021.

(7)	Dr. Stoica commenced employment with us on July 19, 2021.

(8)	Mr. Faracci’s employment with us ended effective January 23, 2021.

2021 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2021 to each of our executive officers named in the Summary Compensation Table.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Price of Option Awards ($/Sh) (2)	Option Awards (3)
Todd Fruchterman, Chief Executive Officer	7/12/2021	--	--	--	--	24,036	12.48	$150,366
	2/1/2021	--	--	--	--	1,557,450	15.29	$11,431,262
	7/12/2021	--	--	--	--	162,956	12.48	$1,004,676
	7/12/2021	46,073	92,147	184,294	--	--	--	$1,149,995
	2/1/2021	--	--	--	1,038,300	--	--	$15,875,607
Stephanie Fielding, Chief Financial Officer	--	--	--	--	--	--	--	--
Stacey Pugh, Chief Commercial Officer	7/12/2021	--	--	--	--	27,864	12.48	$174,313
	7/12/2021	--	--	--	--	63,989	12.48	$394,513
	7/12/2021	23,037	46,074	92,148	--	--	--	$575,004
	2/12/2021	--	--	--	207,660	--	--	$4,585,133
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	--	--	--	--	--	--	--	--
Andrei Stoica, Chief Technology Officer	7/19/2021	--	--	--	--	37,452	10.68	$203,969
	7/19/2021	--	--	--	--	84,319	10.68	$458,875
	7/19/2021	--	--	--	61,798	--	--	$660,003
Laurent Faracci, Former Chief Executive Officer	--	--	--	--	--	--	--	--

(1)	The amounts shown represent the number of shares of our common stock that could be earned with respect to the PSU awards granted in 2021. The number of PSUs that will become earned and vest, and the resulting number of shares of our Class A common stock to be issued, will be determined within 90 days following the end of fiscal year 2022, and the number of shares can range from 0% to a maximum of 200% of the target number. The PSU awards are described in further detail under “Compensation Discussion and Analysis—2021 Named Executive Officer Compensation—Equity Incentive Program” above.

(2)	The exercise price is equal to the fair market value of our common stock, which is the closing price per share of our Class A common stock as reported by the NYSE on the grant date.

(3)	These amounts represent the aggregate grant date fair value for option awards, RSU awards and PSU awards granted to our named executive officers, computed in accordance with ASC 718. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K for details as to the assumptions used to calculate the fair value of the option awards. The grant date fair value of each time-based RSU award is measured based on the closing price of our common stock on the date of grant.

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

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Todd Fruchterman, Chief Executive Officer	7/12/2021	--		24,036	(3)	12.48	7/11/2031	--		--	--		--
	2/1/2021	--		1,557,450	(4)	15.29	2/1/2031	--		--	--		--
	7/12/2021	--		162,596	(5)	12.48	7/11/2031	--		--	--		--
	7/12/2021	--		--		--	--	--		--	92,147	(6)	616,463
	2/1/2021	--		--		--	--	1,038,300	(7)	6,946,227	--		--
Stephanie Fielding, Chief Financial Officer	12/17/2020	9,728	(8)	16,229		9.40	12/17/2030	--		--	--		--
	12/17/2020	136,279	(9)	227,126		9.40	12/17/2030	--		--	--		--
	12/17/2020	--		--		--	--	97,341	(10)	651,211	--		--
Stacey Pugh, Chief Commercial Officer	7/12/2021	--		27,844	(11)	12.48	7/11/2031	--		--	--		--
	7/12/2021	--		63,989	(12)	12.48	7/11/2031	--		--	--		--
	7/12/2021	--		--		--	--	--		--	46,074	(13)	308,235
	2/12/2021	--		--		--	--	207,660	(14)	1,389,245	--		--
Darius Shahida, Chief Strategy Officer and Chief Business Development Officer	1/16/2018	155,745		--		2.48	1/16/2028	--		--	--		--
	9/18/2018	129,752	(15)	25,993		4.16	9/18/2028	--		--	--		--
	1/21/2020	160,063	(16)	47,597		4.84	1/21/2030	--		--	--		--
	12/17/2020	--		--		--	--	259,576	(17)	1,736,563	--		--
Andrei Stoica, Chief Technology Officer	7/19/2021	--		37,452	(18)	10.68	7/18/2031	--		--	--		--
	7/19/2021	--		84,319	(19)	10.68--	7/18/2031	--		--	--		--
	7/19/2021	--		--		--	--	61,798	(20)	413,429	--		--
Laurent Faracci, Former Chief Executive Officer	4/23/2020	1,580,802		--		4.84	1/23/2026	--		--	--		--

(1)	All options have a ten-year term from the date of grant.

(2)	The market value of the stock awards is based on the closing price of our Class A common stock of $6.69 per share on December 31, 2021.

(3)	The shares underlying this option vest as to 33% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following two years, subject to continued service through the applicable vesting dates.

(4)	The shares underlying this option vest as to 25% of the award on February 1, 2022, with the remainder of the award vesting in 36 equal monthly installments thereafter, subject to Dr. Fruchterman’s continued service through the applicable vesting dates.

(5)	The shares underlying this option vest as to 33% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following two years, subject to continued service through the applicable vesting dates.

(6)	This award vests based on performance criteria and time based vesting. If the performance measures are met, 66% of the earned portion of the award will vest on February 15, 2023, with the remainder of the earned portion of the award to vest in four equal quarterly installments over the following year, subject to continued service through the applicable vesting dates. The amount shown represents the target number of shares of our Class A common stock that could be earned with respect to this award. The number of PSUs that will become earned and vest, and the resulting number of shares of our Class A common stock to be issued, will be determined within 90 days following the end of fiscal year 2022, and the number of shares can range from 0% to a maximum of 200% of the target number. The PSU awards are described in further detail under “Compensation Discussion and Analysis—2021 Named Executive Officer Compensation—Equity Incentive Program” above.

(7)	The RSUs vest in 4 equal annual installments on the anniversary of the start of Dr. Fruchterman’s employment by Butterfly (defined below), February 1, 2021, subject to his continued service through the applicable vesting date.

(8)	The shares underlying this option vest as to 25% on June 30, 2021, with the remainder vesting in 36 equal monthly installments thereafter, subject to Ms. Fielding’s continued service through the applicable vesting date. As of Ms. Fielding’s separation date, 14,060 unvested shares underlying this option will be forfeited.

(9)	The shares underlying this option vest as to 25% on June 30, 2021, with the remainder vesting in 36 equal monthly installments thereafter, subject to Ms. Fielding’s continued service through the applicable vesting date. As of Ms. Fielding’s separation date, 196,845 unvested shares underlying this option will be forfeited.

(10)	The RSUs vest as to 25% of the shares on December 17, 2021, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Ms. Fielding’s continued service through the applicable vesting date. As of Ms. Fielding’s separation date, 89,230 unvested RSUs underlying this award will be forfeited.

(11)	This award will vest on as to 25% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following three years, subject to continued service through the applicable vesting dates.

(12)	This award will vest on as to 25% of the award on February 15, 2022, with the remainder of the award to vest in equal monthly installments over the following three years, subject to continued service through the applicable vesting dates.

(13)	This award vests based on performance criteria and time based vesting. If the performance measures are met, 50% of the earned portion of the award will vest on February 15, 2023, with the remainder of the earned portion of the award to vest in eight equal quarterly installments over the following two years, subject to continued service to us through the applicable vesting dates. The amount shown represents the target number of shares of our Class A common stock that could be earned with respect to this award. The number of PSUs that will become earned and vest, and the resulting number of shares of our Class A common stock to be issued, will be determined within 90 days following the end of fiscal year 2022, and the number of shares can range from 0% to a maximum of 200% of the target number. The PSU awards are described in further detail under “Compensation Discussion and Analysis—2021 Named Executive Officer Compensation—Equity Incentive Program” above.

(14)	The RSUs vest in equal annual installments over four years beginning on February 11, 2022, subject to Ms. Pugh’s continued service through the applicable vesting date.

(15)	The shares underlying this option vest in equal monthly installments over 48 months beginning on September 30, 2018, subject to Mr. Shahida’s continued service through the applicable vesting date.

(16)	The shares underlying this option vested as to 50% on November 2, 2020, with the remainder vesting in 24 equal monthly installments thereafter, subject to Mr. Shahida’s continued service through the applicable vesting date.

(17)	The RSUs vest as to 50% of the shares on December 17, 2021, with the remainder vesting in 4 equal quarterly installments thereafter, subject to Mr. Shahida’s continued service through the applicable vesting date.

(18)	The shares underlying this option vest as to 25% on September 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. Stoica’s continued service through the applicable vesting date.

(19)	The shares underlying this option vest as to 25% on September 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. Stoica’s continued service through the applicable vesting date.

(20)	The RSUs vest as to 25% on September 30, 2022, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Dr. Stoica’s continued service through the applicable vesting date.

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

Under the Severance Plan, if we terminate a participant’s employment without cause (as defined in the Severance Plan) or a participant resigns for good reason (as defined in the Severance Plan) at any time other than during the twelve (12) month period following a change in control (as such term is defined in the Severance Plan) (the “Change in Control Period”), then the participant is eligible to receive the following benefits:

•	Severance payable in the form of salary continuation. The severance amount is equal to participant’s then-current base salary times a multiplier determined based on the participant’s title or role with us.

•	We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, during the severance period.

Under the Severance Plan, if we terminate a participant’s employment without cause or participant resigns for good reason, during the Change in Control Period, then the participant is eligible to receive the following benefits:

•	Severance payable in a single lump sum. The severance amount is equal to participant’s then-current base salary and then-current target annual bonus opportunity, times a change in control multiplier determined based on the participant’s title or role with us.

•	We will pay for company contribution for continuation coverage under COBRA during the severance period.

•	Any outstanding unvested equity awards held by the participant under our then-current outstanding equity incentive plan(s) will become fully vested on the date the termination of such participant’s employment becomes effective.

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

For purposes of severance payments made under our Severance Plan, “good reason” is defined as the participant resigning after the occurrence of one of the following events without the participant’s consent:

•	a material reduction of the participant’s base salary as in effect immediately prior to the reduction; or

•	a material reduction in the participant’s authority, duties or responsibilities.

The participant must provide us with written notice within 30 days after the occurrence of a good reason event, and we have 30 days to correct the event after receipt of the notice, and the participant must actually terminate his or her employment within 60 days after the date we receive the participant’s notice.

The term “cause” under the Severance Plan means a termination by us after the occurrence of one of the following events:

•	willful misconduct or gross negligence in the performance of the participant’s duties;

•	refusal to follow the lawful directions of the Chief Executive Officer, which, if curable, has not been cured by the participant within 30 days after he or she receives notice from the Chief Executive Officer;

•	breach of a fiduciary duty owed to us;

•	fraud, embezzlement or other material dishonesty with respect to us;

•	violation of applicable federal, state or local law or regulation governing our business;

•	commission, conviction, plea of nolo contendere, guilty plea, or confession to a crime based upon an act of fraud, embezzlement or dishonesty or to a felony;

•	habitual abuse of alcohol or any controlled substance or reporting to work under the influence of alcohol or any controlled substance (other than a controlled substance that the participant is properly taking under a current prescription);

•	misappropriation (or attempted misappropriation) by the participant of any material assets or business opportunities of us or any of our subsidiaries or affiliates;

•	a material failure to comply with our written policies or rules, as they may be in effect from time to time during the participant’s employment, including policies and rules prohibiting discrimination or harassment, which, if curable, has not been cured by the participant within 30 days after he or she receives notice from the Chief Executive Officer;

•	a material breach of the participant’s employment agreement or offer letter, the Non-Competition, Confidentiality and Intellectual Property Agreement or any other written agreement between us or one of our subsidiaries and participant, which, if curable, has not been cured by the participant within 30 days after he or she receives notice from the Chief Executive Officer.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Jonathan Rothberg, Ph.D., Chairman	55,354	296,033	150,338	--	501,725
Dawn Carfora	50,792	296,033	150,338	--	497,163
Elazer Edelman, M.D., Ph.D.	52,644	299,997	150,338	--	502,979
John Hammergren	57,417	296,033	150,338	--	503,788
Gianluca Pettiti	66,250	296,033	150,338	--	512,621
Louise Phanstiel	68,458	296,033	150,338	--	514,829
Larry Robbins	48,583	243,405	150,338	--	442,326
Erica Schwartz, M.D., J.D., M.P.H.	18,049	299,995	--	--	318,044

(1)	These amounts represent the aggregate grant date fair value of stock awards granted to each director in 2021 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, included in this Annual Report on Form 10-K.

(2)	These amounts represent the aggregate grant date fair value of options granted to each director in 2021 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, included in this Annual Report on Form 10-K.

The following table shows outstanding and vested options and unvested RSUs for each non-employee director as of December 31, 2021.

Name	Total Options Outstanding	Vested Options	Unvested RSUs
Jonathan Rothberg, Ph.D., Chairman	21,645	--	532,309
Dawn Carfora	21,645	--	13,157
Elazer Edelman, M.D., Ph.D.	21,645	--	15,098
John Hammergren	21,645	--	13,157
Gianluca Pettiti	21,645	--	13,157
Louise Phanstiel	21,645	--	13,157
Larry Robbins	21,645	--	13,157
Erica Schwartz, M.D., J.D., M.P.H.	--	--	23,904

The following table shows the grant date fair value calculated in accordance with FASB ASC Topic 718 for equity awards granted to each non-employee director during the fiscal year ended December 31, 2021.

Name	RSUs Granted (#)	Options Granted (#)	Grant Date	Grant Date Fair Value ($)
Jonathan Rothberg, Ph.D., Chairman	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	150,338
Dawn Carfora	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	150,338
Elazer Edelman, M.D., Ph.D.	15,098	-	3/11/2021	299,997
		21,645	7/1/2021	150,338
John Hammergren	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	150,338
Gianluca Pettiti	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	150,338
Louise Phanstiel	13,157	-	2/16/2021	296,033
	-	21,645	7/1/2021	150,338
Larry Robbins	13,157	-	3/10/2021	243,405
	-	21,645	7/1/2021	150,338
Erica Schwartz, M.D., J.D., M.P.H.	23,904	-	9/9/2021	299,995

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

The following table sets forth the fees billed to or incurred by our Company for professional services rendered by Deloitte, our independent registered public accounting firm, for the audit of our annual consolidated financial statements (including the consolidated financial statements of Legacy Butterfly) for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by Deloitte during those periods:

Fees	2021	2020
Audit Fees	$1,849,000	$1,736,000
Audit-Related Fees	-	-
Tax Fees	91,000	-
All Other Fees	-	-
Total Fees	$1,940,000	$1,736,000

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Business Combination Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Clay Merger Sub, Inc., and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).		Form 8-K (Exhibit 2.1)	11/23/2020	001-39292

3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

4.1	Description of Securities.		Form 10-K/A (Exhibit 4.1)	3/28/2022	001-39292

4.2	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292

4.3	Warrant Agreement, dated as of May 20, 2020, by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	5/27/2020	001-39292

10.1	Form of Subscription Agreement, dated as of November 19, 2020 by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.), and the subscriber parties thereto.	Form 8-K (Exhibit 10.1)	11/23/2020	001-39292

10.2	Butterfly Transaction Support Agreement, dated November 20, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Dr. Jonathan Rothberg and certain stockholders of BFLY Operations, Inc. (formerly Butterfly Network, Inc.) named therein.	Form 8-K (Exhibit 10.2)	11/23/2020	001-39292

10.3	Sponsor Letter Agreement, dated as of November 19, 2020, by and among Longview Investors LLC and BFLY Operations, Inc. (formerly Butterfly Network, Inc.).	Form 8-K (Exhibit 10.3)	11/23/2020	001-39292

10.4.1	Forward Purchase Agreement, among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Glenview Capital Management, LLC and the Purchasers party thereto.	Form 8-K (Exhibit 10.7)	5/27/2020	001-39292

10.4.2	Amendment No. 1 to Forward Purchase Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), Glenview Capital Management, LLC and certain entities affiliated with Glenview Capital Management, LLC.	Form 8-K (Exhibit 10.4)	11/23/2020	001-39292

10.5.1@	Exclusive (Equity) Agreement by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University, dated as of June 28, 2013.	Form S-4 (Exhibit 10.13.1)	11/27/2020	333-250995

10.5.2@	Amendment No. 1, made effective as of April 23, 2019, to Exclusive (Equity) Agreement, dated as of June 28, 2013, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University.	Form S-4 (Exhibit 10.13.2)	11/27/2020	333-250995

10.6.1@	Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.	Form S-4 (Exhibit 10.14.1)	11/27/2020	333-250995

10.6.2@	Amendment No. 1, made effective as of August 2, 2019, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.	Form S-4 (Exhibit 10.14.2)	11/27/2020	333-250995

10.6.3@	Amendment No. 2, made effective as of February 26, 2021, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.	Form 10-K/A (Exhibit 10.6.3)	5/12/2021	001-39292

10.7@	Distribution Agreement, dated as of July 11, 2018, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Cardinal Health 105, Inc.	Form S-4 (Exhibit 10.15)	11/27/2020	333-250995

10.8.1@	Foundry Service Agreement, dated as of March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.	Form S-4/A (Exhibit 10.17.1)	1/6/2021	333-250995

10.8.2@	Amendment No. 1, made effective as of October 1, 2020, to Foundry Service Agreement, dated March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.	Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995

10.9	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.	Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995

10.10	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 10.1)	5/28/2021	001-39292

10.11+	Binding Employment Term Sheet, dated as of January 23, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Todd M. Fruchterman, M.D., Ph.D.	Form S-4/A (Exhibit 10.14)	1/26/2021	333-250995

10.12+	Employment Agreement between Butterfly Network, Inc. and Todd M. Fruchterman, M.D., Ph.D.	Form 8-K (Exhibit 10.1)	7/22/2021	001-39292

10.13+	Offer of Employment Letter, dated as of March 16, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Stephanie Fielding, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Stephanie Fielding.	Form S-4/A (Exhibit 10.11)	1/6/2021	333-250995

10.14+	Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Darius Shahida.	Form S-4/A (Exhibit 10.12)	1/6/2021	333-250995

10.15+	Offer of Employment Letter, dated as of November 24, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Mary Miller.	Form S-4/A (Exhibit 10.13)	1/6/2021	333-250995

10.16+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	Form 10-Q (Exhibit 10.3)	8/9/2021	001-39292

10.17+	Offer of Employment Letter, dated as of February 11, 2021, by and between Butterfly Network, Inc. and Stacey Pugh.	Form 10-K (Exhibit 10.18)	3/29/2021	001-39292

10.18+	Offer of Employment Letter, dated as of August 12, 2021, by and between Butterfly Network, Inc. and Troy Quander.	Form 10-Q (Exhibit 10.2)	11/15/2021	001-39292

10.19+	Offer of Employment Letter, dated as of April 6, 2021, by and between Butterfly Network, Inc. and Timothy Trodden.	Form 10-Q (Exhibit 10.2)	8/9/2021	001-39292

10.20+	Offer of Employment Letter, dated as of December 18, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.	Form S-4 (Exhibit 10.8)	11/27/2020	333-250995

10.21+	Offer of Employment Letter, dated as of February 29, 2020, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Dave Perri, as supplemented by the Employment Agreement Letter, dated as of November 18, 2020, by and between BFLY Operations, Inc. and Dave Perri.	Form S-4/A (Exhibit 10.10)	1/6/2021	333-250995

10.22+	Offer of Employment Letter, dated as of January 6, 2017, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Gioel Molinari.	Form S-4 (Exhibit 10.9)	11/27/2020	333-250995

10.23+	Separation Agreement, dated as of January 24, 2021, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Laurent Faracci.	Form S-4/A (Exhibit 10.8.2)	1/26/2021	333-250995

10.24+	Separation Agreement, dated as of July 28, 2021, by and between Butterfly Network, Inc. and David Perri.	Form 10-Q (Exhibit 10.5)	8/9/2021	001-39292

10.25+	Separation Agreement, dated as of February 3, 2022, by and between Butterfly Network, Inc. and Stephanie Fielding.	Form 8-K (Exhibit 10.1)	2/4/2022	001-39292

10.26+	Executive Severance Plan, as amended.	Form 10-Q (Exhibit 10.3)	11/15/2021	001-39292

10.27.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.	Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292

10.27.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.	Form 8-K (Exhibit 10.15.2)	2/16/2021	001-39292

10.27.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.	Form S-8 (Exhibit 99.3)	5/12/2021	333-256044

10.28.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292

10.28.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.2)	2/16/2021	001-39292

10.28.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.3)	2/16/2021	001-39292

10.29+	Amended and Restated Nonemployee Director Compensation Policy	Form 8-K (Exhibit 10.1)	9/10/2021	001-39292

10.30+	Form of Indemnification Agreement	Form 8-K (Exhibit 10.18)	2/16/2021	001-39292

10.31	Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders	Form 8-K (Exhibit 10.19)	2/16/2021	001-39292

10.32	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.		Form 10-K (Exhibit 10.25)	2/16/2021	001-39292

21.1	List of Subsidiaries		Form 8-K (Exhibit 21.1)	2/16/2021	001-39292

23.1	Consent of Deloitte & Touche LLP		Form 10-K/A (Exhibit 23.1)	3/28/2022	001-39292

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K/A (Exhibit 32)	3/28/2022	001-39292

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

BUTTERFLY NETWORK, INC.

Date: April 19, 2022	By:	/s/ Todd M. Fruchterman, M.D., Ph.D.
Todd M. Fruchterman, M.D., Ph.D.
President and Chief Executive Officer