Form 10-Q
period 2022-03-31
Butterfly Network, Inc.
filed 2022-05-06
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39292

Butterfly Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4618156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 Old Whitfield Street Guilford, Connecticut	06437
(Address of principal executive offices)	(Zip Code)

(203) 689-5650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BFLY	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	BFLY WS	The New York Stock Exchange

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

As of May 1, 2022, the registrant had 172,529,719 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercialization of our products and services;
●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future;
●	our financial performance; and
●	the potential impacts of the COVID-19 pandemic on our business, financial condition and results of operations.

These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions relating to, among other things:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;
●	our business could be harmed if we fail to manage our growth effectively;
●	our projections are subject to risks, assumptions, estimates and uncertainties;
●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
●	the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
●	changes in applicable laws or regulations;
●	failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;
●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange;
●	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations; and
●	the impact of the COVID-19 pandemic on our business, financial condition and results of operations.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. The risks described under the heading “Risk Factors” are not exhaustive.  New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$359,901	$422,841
Accounts receivable, net	13,071	11,936
Inventories	48,354	36,243
Current portion of vendor advances	29,424	27,500
Prepaid expenses and other current assets	23,556	13,384
Total current assets	$474,306	$511,904
Property and equipment, net	22,767	14,703
Non-current portion of vendor advances	7,452	12,782
Operating lease assets	23,524	24,083
Other non-current assets	7,371	8,493
Total assets	$535,420	$571,965
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,683	$5,798
Deferred revenue, current	13,359	13,071
Accrued purchase commitments, current	5,743	5,329
Accrued expenses and other current liabilities	28,922	25,631
Total current liabilities	$50,707	$49,829
Deferred revenue, non-current	6,272	5,476
Warrant liabilities	21,066	26,229
Accrued purchase commitments, non-current	13,786	14,200
Operating lease liabilities	30,097	27,690
Other non-current liabilities	828	850
Total liabilities	$122,756	$124,274
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at March 31, 2022 and December 31, 2021; 172,523,557 and 171,613,049 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at March 31, 2022 and December 31, 2021; 26,426,937 shares issued and outstanding at March 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	884,336	874,886
Accumulated deficit	(471,692)	(427,215)
Total stockholders’ equity	$412,664	$447,691
Total liabilities and stockholders’ equity	$535,420	$571,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue:
Product	$11,014	$9,595
Subscription	4,560	2,848
Total revenue	$15,574	$12,443
Cost of revenue:
Product	6,149	5,648
Subscription	1,083	379
Total cost of revenue	$7,232	$6,027
Gross profit	$8,342	$6,416
Operating expenses:
Research and development	$23,623	$15,716
Sales and marketing	15,202	9,808
General and administrative	19,050	34,640
Total operating expenses	57,875	60,164
Loss from operations	$(49,533)	$(53,748)
Interest income	$10	$239
Interest expense	—	(638)
Change in fair value of warrant liabilities	5,163	54,112
Other income (expense), net	(100)	(631)
Loss before provision for income taxes	$(44,460)	$(666)
Provision for income taxes	17	24
Net loss and comprehensive loss	$(44,477)	$(690)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.22)	$(0.01)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	199,000,258	105,916,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(690)	(690)
Common stock issued upon exercise of stock options	—	—	3,155,050	—	—	—	6,313	—	6,313
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	20,330	—	20,330
March 31, 2021	—	$—	164,862,470	$16	26,426,937	$3	$831,640	$(395,496)	$436,163

Three months ended March 31, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(44,477)	(44,477)
Common stock issued upon exercise of stock options and warrants	264,016	—	—	—	651	—	651
Common stock issued upon vesting of restricted stock units, net	646,492	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	8,905	—	8,905
March 31, 2022	172,523,557	$17	26,426,937	$3	$884,336	$(471,692)	$412,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,477)	$(690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839	458
Non-cash interest expense on convertible debt	—	389
Stock-based compensation expense	8,730	20,298
Change in fair value of warrant liabilities	(5,163)	(54,112)
Other	40	397
Changes in operating assets and liabilities:
Accounts receivable	(1,179)	585
Inventories	(12,111)	(10,324)
Prepaid expenses and other assets	(5,455)	(6,114)
Vendor advances	3,406	(1,744)
Accounts payable	(3,176)	(11,000)
Deferred revenue	1,084	2,329
Change in operating lease assets and liabilities	622	(306)
Accrued expenses and other liabilities	2,606	(3,593)
Net cash used in operating activities	$(54,234)	$(63,427)

Cash flows from investing activities:
Purchases of marketable securities	—	(691,908)
Sales of marketable securities	—	165,000
Purchases of property and equipment, including capitalized software	(4,506)	(1,289)
Net cash used in investing activities	$(4,506)	$(528,197)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	651	6,283
Net proceeds from equity infusion from the Business Combination	—	548,403
Payment of loan payable	—	(4,366)
Other financing activities	(101)	(52)
Net cash provided by financing activities	$550	$550,268
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,190)	$(41,356)
Cash, cash equivalents and restricted cash, beginning of period	426,841	60,206
Cash, cash equivalents and restricted cash, end of period	$368,651	$18,850

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Butterfly Network, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020. All intercompany balances and transactions are eliminated upon consolidation.

The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

Except as described elsewhere in the notes, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2021 and 2020.

COVID-19 Outbreak

The COVID-19 pandemic that began in 2020 has created significant global economic uncertainty and has impacted the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including those that result from new information that may emerge concerning COVID-19, the economic impacts of the COVID-19 pandemic and the actions taken to contain the COVID-19 pandemic or address its impacts.

The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in its financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. At March 31, 2022, substantially all of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

One customer accounted for 14% and 15% of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, no customer accounts for more than 10% of the total revenues.

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

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s use of estimates as described in the audited consolidated financial statements as of December 31, 2021.

Note 3. Business Combination

On February 12, 2021 (the “Closing” or the “Closing Date”), the Company consummated the business combination (the “Business Combination”) with Butterfly Network, Inc. (“Legacy Butterfly”). In connection with the Business Combination and the transactions related to the Business Combination (the “Transactions”), Legacy Butterfly merged with and into a wholly owned subsidiary of the Company, with Legacy Butterfly surviving the Business Combination as a wholly owned subsidiary of the Company (the “Merger”). The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy Butterfly stockholders continue to control the Company following the Closing of the Business Combination.

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

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of their revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the three months ended March 31, 2022 and 2021:

	Pattern of	Three months ended March 31,
	Recognition	2022	2021
By Product Type:
Devices and accessories	Point-in-time	$11,014	$9,595
Subscription services and other services	Over time	4,560	2,848
Total revenue		$15,574	$12,443
By Geographical Market:
United States		$11,304	$8,896
International		4,270	3,547
Total revenue		$15,574	$12,443

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

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for all product and service sales. The allowance for doubtful accounts was $0.4 million as of March 31, 2022 and December 31, 2021.

The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $4.7 million and $3.3 million, respectively.

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. The amount of costs capitalized for the periods presented herein was not significant.

Transaction Price Allocated to Remaining Performance Obligations

On March 31, 2022, the Company had $22.8 million of remaining performance obligations. The Company expects to recognize 65% of its remaining performance obligations as revenue in the next twelve months, and an additional 35% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended March 31, 2022 and December 31, 2021.

The Company determined the fair value of its Public Warrants (defined in Note 13) as Level 1 financial instruments, as they are traded in active markets. Because any transfer of Private Warrants (defined in Note 13) from the initial holder of the Private Warrants would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant. Accordingly, the Private Warrants are classified as Level 2 financial instruments.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2022:
Warrants:
Public Warrants	$14,076	$14,076	$—	$—
Private Warrants	6,990	—	6,990	—
Total liabilities at fair value on a recurring basis	$21,066	$14,076	$6,990	$—

December 31, 2021:
Warrants:
Public Warrants	$17,525	$17,525	$—	$—
Private Warrants	8,704	—	8,704	—
Total liabilities at fair value on a recurring basis	$26,229	$17,525	$8,704	$—

Note 6. Inventories

A summary of inventories is as follows at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$32,158	19,853
Work-in-progress	3,583	1,122
Finished goods	12,613	15,268
Total inventories	$48,354	$36,243

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three months ended March 31, 2022 and 2021, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenues.

Note 7. Property and Equipment, Net

The Company’s property and equipment, net consists of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Property and equipment, gross	$28,940	$20,079
Less: accumulated depreciation and amortization	(6,173)	(5,376)
Property and equipment, net	$22,767	$14,703

The Company excluded $2.0 million of accrued property and equipment as of March 31, 2022 from the cash used in investing activities on the condensed consolidated statements of cash flows. The amount excluded as of March 31, 2021 was not significant.

Note 8. Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as of March 31, 2022 and 2021, from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows:

	March 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$359,901	$18,850
Restricted cash included within prepaid expenses and other current assets	4,750	—
Restricted cash included within other non-current assets	4,000	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$368,651	$18,850

In the second quarter of 2021, the Company delivered a $4.0 million letter of credit for the Company’s Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the consolidated balance sheets.

In the first quarter of 2022, the Company received $4.8 million of funding through a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). The BMGF funding is recorded on the condensed consolidated balance sheet as restricted cash upon receipt. Grant funding payments received in advance of the contractual obligations being fulfilled are recorded as deferred grant funding as other current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company has not begun to fulfill the obligations per the grant agreement.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Employee compensation	$5,846	$12,746
Customer deposits	934	1,850
Deferred grant funding from BMGF	4,750	—
Accrued warranty liability	265	266
Non-income tax	1,783	2,477
Professional fees	4,947	2,797
Current portion of operating lease liabilities	1,590	1,391
Vendor advance payable	1,775	—
Other	7,032	4,104
Total accrued expenses and other current liabilities	$28,922	$25,631

Warranty expense activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Balance, beginning of period	$1,116	$1,826
Warranty provision charged to operations	161	(392)
Warranty claims	(183)	(248)
Balance, end of period	$1,094	$1,186

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the condensed consolidated balance sheet.

Note 10. Equity Incentive Plans

During the three months ended March 31, 2022, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). In the fiscal year 2022, pursuant to the terms of the 2020 Plan, the number of shares that may be issued was increased automatically by 4% of the number of outstanding shares of common stock on January 1, 2022.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2022:

Number of
Options
Outstanding at December 31, 2021	16,243,532
Granted	554,863
Exercised	(263,916)
Forfeited	(401,504)
Outstanding at March 31, 2022	16,132,975

Each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit (“RSU”) activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the three months ended March 31, 2022:

Number of
RSUs
Outstanding at December 31, 2021	3,958,825
Granted	7,236,796
Vested	(666,191)
Forfeited	(111,677)
Outstanding at March 31, 2022	10,417,753

Generally, each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

The Company’s total stock-based compensation expense for all equity awards for the periods presented is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of revenue – subscription	$10	$—
Research and development	2,773	1,391
Sales and marketing	1,768	1,674
General and administrative	4,179	17,233
Total stock-based compensation expense	$8,730	$20,298

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended March 31, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(38,571)	$(5,906)	$(44,477)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(38,571)	$(5,906)	$(44,477)
Denominator:
Weighted-average common shares outstanding	172,573,321	26,426,937	199,000,258
Denominator for basic and diluted net loss per share – weighted-average common stock	172,573,321	26,426,937	199,000,258
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.22)

Three months ended March 31, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(598)	$(92)	$(690)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(598)	$(92)	$(690)
Denominator:
Weighted-average common shares outstanding	91,822,338	14,094,368	105,916,706
Denominator for basic and diluted net loss per share – weighted-average common stock	91,822,338	14,094,368	105,916,706
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

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

For the periods presented, anti-dilutive common equivalent shares were as follows:

	March 31,
	2022	2021
Outstanding options to purchase common stock	16,132,975	21,979,733
Outstanding restricted stock units	10,166,609	3,442,557
Outstanding warrants	20,652,737	20,653,333
Total anti-dilutive common equivalent shares	46,952,321	46,075,623

Note 12. Related Party Transactions

There were no significant changes in the nature of the Company’s related party transactions since December 31, 2021. Pursuant to a First Addendum dated November 19, 2020 to the Amended and Restated Technology Services Agreement dated November 11, 2020 by and between the Company, 4Catalyzer Corporation (“4Catalyzer”), and other participant companies controlled by Dr. Rothberg (the “ARTSA”), Butterfly terminated its participation under the ARTSA immediately prior to the effective time of the Business Combination. The related-party transactions with 4Catalyzer were not significant for the three months ended March 31, 2022 and 2021.  The related-party balances with 4Catalyzer were not significant as of March 31, 2022 and December 31, 2021.

On February 2, 2022, an Executive Officer of the Company and an irrevocable trust previously established by a member of our board of directors formed a limited liability company (“LLC”) to purchase real estate and entered into an operating agreement setting forth the terms and conditions of the LLC.  There was no impact as a result of this transaction to our condensed consolidated financial statements for the three months ended March 31, 2022.

Note 13. Warrants

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering on May 26, 2020 and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of March 31, 2022, there were an aggregate of 13,799,404 and 6,853,333 outstanding Public Warrants, and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2022 and 2021, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

Note 14. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. Total lease cost, composed primarily of the costs related to operating leases, was $1.2 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively.

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business. These commitments are generally non-cancellable and are based on sales forecasts. These agreements range from one to five-year periods and may contain fixed or minimum annual commitments, subject to certain provisions that allow the Company to renegotiate the commitment. The aggregate amount of minimum inventory purchase commitments as of March 31, 2022 was $103.8 million.

There were no significant changes to the inventory supply agreement with the certain third-party manufacturing vendor during the three months ended March 31, 2022. The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment as of March 31, 2022 and 2021 and determined that based on current conditions no change in the accrual for the purchase commitment was required.

As of March 31, 2022, the Company has a vendor advance of $27.3 million, net of write-downs and an accrued purchase commitment of $19.5 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Effective January 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was not significant for the three months ended March 31, 2022. The Company did not make any matching contributions to the 401(k) plan for three months ended March 31, 2021.

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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey against the Company, its President and Chief Executive Officer, its then Chief Financial Officer, the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer and members of Longview’s board of directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder.  The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between February 16, 2021 and November 15, 2021 and/or holders as of the record date for the special meeting of shareholders held on February 12, 2021 in connection with the approval of the Business Combination. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects, including the impact of the COVID-19 pandemic. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On March 9, 2022, Fujifilm Sonosite, Inc. (“Fujifilm”) filed a complaint against the Company, styled Fujifilm Sonosite, Inc. v. Butterfly Network, Inc. (Case No. 1:22-cv-00309) in the United States District Court for the District of Delaware. The complaint alleged that the iQ and iQ+ ultrasound probes, hard carrying case, and mobile device application software infringe certain patents purportedly owned by Fujifilm. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages including compensatory damages, lost profits, and reasonable royalty damages, a preliminary and/or permanent injunction, pre- and post-judgment interest, and the fees and costs of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the fees and costs of the litigation. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Butterfly Network, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively, present the financial position and results of operations of Butterfly Network, Inc. and its wholly-owned subsidiaries.

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

The COVID-19 pandemic and its economic impact have caused financial strain on our customer base due to decreased funding and other revenue shortfalls. During the pandemic, we have seen our customer base become further strained in solving immediate problems associated with the variants. As a result, some of our customers have had to shift their attention to these pressing issues, resulting in longer sales cycles and slower adoption in the near term.

In addition, the issues originally brought on by COVID-19 continue to have an ongoing adverse impact on global supply chains, including ours. We have experienced constraints in availability, increasing lead times and costs required to obtain some inventory components; however, the semiconductor chips used in our probes are manufactured under an inventory supply agreement and to date we have not experienced any constraints. We have and will continue to implement operating efficiencies in our supply chain and manufacturing processes to help offset the cost increases in component parts for our device.

The pandemic caused us to make modifications to our business practices, including work from home policies, establishing strict health and safety protocols for our offices specific to COVID-19 and imposing restrictions on employee travel. Our employees have resumed traveling to perform sales-generating and corporate activities, and we have opened our offices and have allowed employees at their discretion to return to our offices. We are designing and implementing a plan to allow employees safely to resume work in the office on a more regular basis.

We continue to closely monitor the developments of COVID-19 for any material impact on our business. Given the uncertainty and potential economic volatility of the impact of the COVID-19 pandemic, the developments we have experienced may change based on new information that may emerge concerning COVID-19, its economic impact on local, regional, national and international markets and the actions to contain it or address its impacts.

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions. Our key performance metrics may fluctuate over time as the adoption of our devices increases which may shift the revenue mix more toward subscriptions. The quarterly metrics may be impacted by the timing of device sales.

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

Units fulfilled increased by 93, or 1.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased sales from our veterinary, distributor and direct sales force channels. The increase was partially offset by slowing sales in our e-commerce channel.

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

Subscription mix increased by 6.4 percentage points, to 29.3% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due to a higher volume of units fulfilled since the prior year quarter and increases in subscription renewals. In addition, the increase is due to the timing of revenue recognition for our SaaS and other subscription contracts as revenue from such contracts is deferred and recognized over the service period.

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

Our changes in the warranty liability are excluded from Adjusted Gross Profit and Adjusted Gross Margin when they are outside the normal course of operations for our business. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs.

We also exclude from Adjusted Gross Profit and Adjusted Gross Margin non-recurring losses on purchase commitments and non-recurring inventory write-downs when they are outside the normal course of business and in the period the expenses are incurred. The periods shown below do not include such expenses.

The following table reconciles Adjusted Gross Profit to gross profit and Adjusted Gross Margin to gross margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

	Three months ended March 31,
(In thousands)	2022	2021
Revenue	$15,574	$12,443
Cost of revenue	7,232	6,027
Gross profit	$8,342	$6,416

Gross margin	53.6%	51.6%

Add:
Depreciation and amortization	426	89
Warranty liability policy change	—	(560)
Adjusted gross profit	$8,768	$5,945

Adjusted gross margin	56.3%	47.8%

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

	Three months ended March 31,
(In thousands)	2022	2021
Net loss	$(44,477)	$(690)
Interest income	(10)	(239)
Interest expense	—	638
Change in fair value of warrant liabilities	(5,163)	(54,112)
Other expense, net	100	631
Provision for income taxes	17	24
Stock based compensation	8,730	20,298
Depreciation and amortization	839	458
CEO transition costs	—	5,398
Warranty liability policy change	—	(560)
Transaction bonus	—	1,653
Adjusted EBITDA	$(39,964)	$(26,501)

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and related services, classified as subscription revenue on our condensed consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and product support and maintenance (“Support”). SaaS subscriptions include licenses for teams and individuals as well as enterprise level subscriptions. For sales of products, which include the ultrasound devices and any ultrasound device accessories, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Over time as the adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward subscriptions. The quarterly revenue mix may be impacted by the timing of device sales.

Cost of revenue

Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and decrease as a percentage of product revenues over time as we focus on operational efficiencies in our supply chain. Additionally, we expect there will continue to be supply constraints; however, the semiconductor chips used in our probes are manufactured under an inventory supply agreement and to date we have not experienced any constraints. Our suppliers have and may from time-to-time increase prices of certain inventory components, which we may not be able to offset through pricing actions and therefore could in the future offset the operational efficiencies in our supply chain.

Cost of subscription revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards subscriptions. We plan to continue to invest additional resources into our products to expand and further develop our SaaS and other subscription offerings. The level and timing of investment in these areas could affect our cost of subscription revenue in the future. We expect the cost of subscription revenue to increase as a percentage of subscription revenue in the near term due to the investments we are making, but will continue to be lower than the cost of product revenue as a percentage of product revenue.

Loss on product purchase commitments relates to inventory supply agreements where the expected losses exceed the benefit of the contracts. We consider a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on our limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in our assessment, and therefore the loss may change in the future. The Company did not incur any losses on product purchase commitments during the three months ended March 31, 2022 and 2021.

Research and development (R&D)

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expense, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our research and development expenses are related to developing new products and services, which we define as not having reached the point of commercialization and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities. Prospectively on an annual basis, we expect research and development spending to increase in absolute dollars in the near term and then fluctuate over time due to the level and timing of our product development efforts. In the near term, we expect research and development expenses as a percentage of revenue to increase on an annual basis.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, digital marketing, advertising, promotional, as well as conferences, meetings and other events and related facilities and information technology costs. We expect our sales and marketing expenses to increase in absolute dollars in the long term as we continue to increase the size of our direct sales force and sales support personnel and expand into new products and markets. We expect our sales and marketing expenses will also increase in the near term as we promote our brand through marketing and advertising initiatives, expand our market presence and hire additional personnel to drive penetration and generate leads. In the near term, sales and marketing expenses as a percentage of revenues may increase on an annual basis and then fluctuate over time as we evaluate expansion opportunities.

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

	Three months ended March 31,
	2022		2021
		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue
Revenue:
Product	$11,014	70.7%	$9,595	77.1%
Subscription	4,560	29.3%	2,848	22.9%
Total revenue:	$15,574	100.0%	$12,443	100.0%
Cost of revenue:
Product	6,149	39.5%	5,648	45.4%
Subscription	1,083	7.0%	379	3.0%
Total cost of revenue:	$7,232	46.4%	$6,027	48.4%
Gross profit	$8,342	53.6%	$6,416	51.6%

Operating expenses:
Research and development	23,623	151.7%	15,716	126.3%
Sales and marketing	15,202	97.6%	9,808	78.8%
General and administrative	19,050	122.3%	34,640	278.4%
Total operating expenses	$57,875	371.6%	$60,164	483.5%

Loss from operations	$(49,533)	(318.0)%	$(53,748)	(432.0)%
Interest income	10	0.1%	239	1.9%
Interest expense	—	—%	(638)	(5.1)%
Change in fair value of warrant liabilities	5,163	33.2%	54,112	434.9%
Other income (expense), net	(100)	(0.6)%	(631)	(5.1)%

Loss before provision for income taxes	$(44,460)	(285.5)%	$(666)	(5.4)%

Provision for income taxes	17	0.1%	24	0.2%

Net loss	$(44,477)	(285.6)%	$(690)	(5.5)%

Comparison of the three months ended March 31, 2022 and 2021

Revenue

	Three months ended March 31,
(in thousands)	2022	2021	Change	% Change
Revenue:
Product	$11,014	$9,595	$1,419	14.8%
Subscription	4,560	2,848	1,712	60.1%
Total revenue:	$15,574	$12,443	$3,131	25.2%

Product revenue increased by $1.4 million, or 14.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in product revenue was primarily driven by higher prices of products sold due to a price increase in the third quarter of fiscal 2021 and, to a lesser extent, a higher volume of probes sold.

Subscription revenue increased by $1.7 million, or 60.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by a higher volume of our SaaS subscriptions sold in conjunction with sales of our devices, as well as the current year subscription renewals.

Cost of revenue

	Three months ended March 31,
(in thousands)	2022	2021	Change	% Change
Cost of revenue:
Product	$6,149	$5,648	$501	8.9%
Subscription	1,083	379	704	185.8%
Total cost of revenue:	$7,232	$6,027	$1,205	20.0%
Percentage of revenue	46.4%	48.4%

Cost of product revenue increased by $0.5 million, or 8.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by $0.5 million of higher warranty expense due to the prior year change in our warranty liability policy, higher inventory write-offs of $0.3 million and increases in component costs related to global supply chain constraints of $0.3 million. These increases were partially offset by a benefit from operational efficiencies of $0.8 million.

Cost of subscription revenue increased by $0.7 million, or 185.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by increased cloud hosting costs and amortization expenses.

Research and development

	Three months ended March 31,
(in thousands)	2022	2021	Change	% Change
Research and development	$23,623	$15,716	$7,907	50.3%
Percentage of revenue	151.7%	126.3%

Research and development expenses increased by $7.9 million, or 50.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by higher personnel costs, including stock-based compensation expense, of $5.0 million, product development supplies of $0.9 million, software costs of $0.7 million and professional service fees of $0.8 million as we continue to invest in expanding our overall product development capabilities and resources.

Sales and marketing

	Three months ended March 31,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$15,202	$9,808	$5,394	55.0%
Percentage of revenue	97.6%	78.8%

Sales and marketing expenses increased by $5.4 million, or 55.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by higher personnel costs, including stock-based compensation, of $3.9 million, overhead costs of $0.4 million and travel and entertainment costs of $1.0 million primarily related to the Company’s annual sales conference and trade show participation.

General and administrative

	Three months ended March 31,
(in thousands)	2022	2021	Change	% Change
General and administrative	$19,050	$34,640	$(15,590)	(45.0)%
Percentage of revenue	122.3%	278.4%

General and administrative expenses decreased by $15.6 million, or 45.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to lower personnel costs of $12.6 million driven by a reduction in stock-based compensation due to the non-recurrence of certain performance based restricted stock units that vested upon the Closing of the Business Combination in the prior year, lower recruiting expense of $1.7 million from the non-recurrence of certain costs associated with to our CEO transition, and lower professional service fees of $1.8 million as we scale up our internal capabilities.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity are cash flows from operations, proceeds from the Business Combination and issuances of preferred stock and convertible notes. Our primary uses of liquidity are operating expenses, working capital requirements and capital expenditures. Cash flows from operations have been historically negative as we continue to develop new products and services and increase our sales and marketing efforts. We expect to be cash flow negative on an annual basis, although we may have quarterly results where cash flows from operations are positive.

We expect that our existing cash and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months.

Our cash and cash equivalents balance as of March 31, 2022 was $359.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

We have restricted cash of $4.0 million as of March 31, 2022 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.  In addition, we have restricted cash of $4.8 million for a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). The restriction is expected to lapse as we fulfill our obligations in the contractual agreement with BMGF.

The nature of the Company’s cash requirements has not changed materially during the three months ended March 31, 2022. Our material cash requirements include our facility lease arrangements for office space and inventory purchase obligations. As of March 31, 2022, we had fixed lease payment obligations of $42.1 million, with $2.5 million payable within 12 months. As of March 31, 2022, we had fixed purchase obligations of $103.8 million, with $65.9 million payable within 12 months. We expect to pay for approximately half of the fixed purchase obligations payable within the next 12 months using vendor advances.

As of March 31, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash flows

Comparison of the period for the three months ended March 31, 2022 and March 31, 2021

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(54,234)	$(63,427)
Net cash used in investing activities	(4,506)	(528,197)
Net cash provided by financing activities	550	550,268
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,190)	$(41,356)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities decreased by $9.2 million, or 14.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.  The decrease in net cash used in operating activities was due to a $5.2 million decrease in cash used in vendor advances resulting from the usage of the advance for purchases of inventory components during the period, a $14.0 million decrease in cash used for accounts payable and accrued expenses due to the timing of expenses and payments and deferred grant funding, which was partially offset by an increase in cash used for inventory purchases of $1.8 million due to timing and an increase of $1.8 million for accounts receivable due to increased sales. Additionally, there was a $37.0 million decrease in adjustments to reconcile net loss partially offset by a $43.8 million increase in net losses. The adjustments were primarily related to changes in the fair value warrant liability and less stock-based compensation incurred.

Net cash used in investing activities

Net cash used in investing activities decreased by $523.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease of $526.9 million in purchases and sales of marketable securities for the period ended March 31, 2022. The decrease was partially offset by an increase in purchases of property and equipment of $3.2 million due to additional assets purchased for the Company’s office space and additional investments into our software platform.

Net cash provided by financing activities

For the three months ended March 31, 2022, net cash provided by financing activities decreased by $549.7 million compared to the three months ended March 31, 2021. The decrease was primarily due to the non-recurrence of net proceeds from the Business Combination of $548.4 million and a decrease in proceeds from option exercises of $5.6 million, which was partially offset by the non-recurrence of the $4.4 million loan repayment under the Paycheck Protection Program.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended.

Recently Adopted Accounting Pronouncements

The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of March 31, 2022. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, to the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 9, 2022, Fujifilm Sonosite, Inc. (“Fujifilm”) filed a complaint against the Company, styled Fujifilm Sonosite, Inc. v. Butterfly Network, Inc. (Case No. 1:22-cv-00309) in the United States District Court for the District of Delaware. The complaint alleged that the iQ and iQ+ ultrasound probes, hard carrying case, and mobile device application software infringe certain patents purportedly owned by Fujifilm. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages including compensatory damages, lost profits, and reasonable royalty damages, a preliminary and/or permanent injunction, pre- and post-judgment interest, and the fees and costs of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the fees and costs of the litigation. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

In addition, there has been no material change in the legal proceedings described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on February 28, 2022, as amended on March 28, 2022 and April 19, 2022 (the “2021 Annual Report on Form 10-K”). There have been no material changes to the risk factors described in the 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Offer Letter, dated as of April 1, 2022, by and between Butterfly Network, Inc. and Heather C. Getz.	X
10.2+	Separation Agreement, dated as of February 3, 2022, by and between Butterfly Network, Inc. and Stephanie Fielding.		Form 8-K (Exhibit 10.1)	2/4/2022	001-39292
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
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

BUTTERFLY NETWORK, INC.

Date: May 6, 2022	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ Heather C. Getz, CPA, MBA
Heather C. Getz, CPA
Executive Vice President and Chief Financial Officer