Form 10-Q
period 2022-06-30
Butterfly Network, Inc.
filed 2022-08-03
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2022, the registrant had 173,115,829 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$310,802	$422,841
Accounts receivable, net	12,691	11,936
Inventories	65,587	36,243
Current portion of vendor advances	16,784	27,500
Prepaid expenses and other current assets	19,647	13,384
Total current assets	$425,511	$511,904
Property and equipment, net	28,577	14,703
Non-current portion of vendor advances	12,168	12,782
Operating lease assets	22,981	24,083
Other non-current assets	7,400	8,493
Total assets	$496,637	$571,965
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,518	$5,798
Deferred revenue, current	15,572	13,071
Accrued purchase commitments, current	18,119	5,329
Accrued expenses and other current liabilities	24,998	25,631
Total current liabilities	$62,207	$49,829
Deferred revenue, non-current	6,954	5,476
Warrant liabilities	8,261	26,229
Accrued purchase commitments, non-current	1,410	14,200
Operating lease liabilities	30,422	27,690
Other non-current liabilities	694	850
Total liabilities	$109,948	$124,274
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at June 30, 2022 and December 31, 2021; 172,816,532 and 171,613,049 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	17	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at June 30, 2022 and December 31, 2021; 26,426,937 shares issued and outstanding at June 30, 2022 and December 31, 2021	3	3
Additional paid-in capital	894,162	874,886
Accumulated deficit	(507,493)	(427,215)
Total stockholders’ equity	$386,689	$447,691
Total liabilities and stockholders’ equity	$496,637	$571,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$13,429	$13,012	$24,443	$22,608
Subscription	5,786	3,501	10,346	6,350
Total revenue	$19,215	$16,513	$34,789	$28,958
Cost of revenue:
Product	6,799	7,858	12,947	13,506
Subscription	1,844	435	2,927	814
Total cost of revenue	$8,643	$8,293	$15,874	$14,320
Gross profit	$10,572	$8,220	$18,915	$14,638
Operating expenses:
Research and development	$23,220	$17,088	46,843	32,804
Sales and marketing	16,438	10,540	31,640	20,347
General and administrative	19,369	17,279	38,419	51,920
Total operating expenses	59,027	44,907	116,902	105,071
Loss from operations	$(48,455)	$(36,687)	$(97,987)	$(90,433)
Interest income	$260	$607	270	846
Interest expense	—	(7)	—	(645)
Change in fair value of warrant liabilities	12,805	33,458	17,968	87,570
Other income (expense), net	(388)	(262)	(488)	(895)
Loss before provision for income taxes	$(35,778)	$(2,891)	$(80,237)	$(3,557)
Provision for income taxes	23	51	41	75
Net loss and comprehensive loss	$(35,801)	$(2,942)	$(80,278)	$(3,632)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.18)	$(0.02)	$(0.40)	$(0.02)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	199,399,356	192,180,141	199,200,909	149,286,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
March 31, 2021	—	$—	164,862,470	$16	26,426,937	$3	$831,640	$(395,496)	$436,163
Net loss	—	—	—	—	—	—	—	(2,942)	(2,942)
Common stock issued upon exercise of stock options and warrants	—	—	2,147,422	1	—	—	5,375	—	5,376
Common stock issued upon vesting of restricted stock units	—	—	467,234	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,755	—	7,755
June 30, 2021	—	$—	167,477,126	$17	26,426,937	$3	$844,770	$(398,438)	$446,352

Six months ended June 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(3,632)	(3,632)
Common stock issued upon exercise of stock options and warrants	—	—	5,302,472	1	—	—	11,688	—	11,689
Common stock issued upon vesting of restricted stock units	—	—	467,234	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	28,085	—	28,085
June 30, 2021	—	$—	167,477,126	$17	26,426,937	$3	$844,770	$(398,438)	$446,352

Three months ended June 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2022	172,523,557	$17	26,426,937	$3	$884,336	$(471,692)	$412,664
Net loss	—	—	—	—	—	(35,801)	(35,801)
Common stock issued upon exercise of stock options and warrants	79,651	—	—	—	159	—	159
Common stock issued upon vesting of restricted stock units, net	213,324	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,667	—	9,667
June 30, 2022	172,816,532	$17	26,426,937	$3	$894,162	$(507,493)	$386,689

Six months ended June 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(80,278)	(80,278)
Common stock issued upon exercise of stock options and warrants	343,667	—	—	—	810	—	810
Common stock issued upon vesting of restricted stock units, net	859,816	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	18,572	—	18,572
June 30, 2022	172,816,532	$17	26,426,937	$3	$894,162	$(507,493)	$386,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(80,278)	$(3,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,190	915
Non-cash interest expense on convertible debt	—	389
Stock-based compensation expense	18,015	28,035
Change in fair value of warrant liabilities	(17,968)	(87,570)
Other	137	498
Changes in operating assets and liabilities:
Accounts receivable	(909)	(1,979)
Inventories	(29,344)	(21,113)
Prepaid expenses and other assets	(3,493)	(6,352)
Vendor advances	11,330	(3,519)
Accounts payable	(2,437)	(11,088)
Deferred revenue	3,979	4,501
Change in operating lease assets and liabilities	1,118	(722)
Accrued expenses and other liabilities	(569)	1,708
Net cash used in operating activities	$(98,229)	$(99,929)

Cash flows from investing activities:
Purchases of marketable securities	—	(692,514)
Sales of marketable securities	—	202,000
Purchases of property and equipment, including capitalized software	(11,578)	(1,829)
Net cash used in investing activities	$(11,578)	$(492,343)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	810	11,686
Net proceeds from equity infusion from the Business Combination	—	548,403
Payment of loan payable	—	(4,366)
Other financing activities	(101)	(52)
Net cash provided by financing activities	$709	$555,671
Net (decrease) increase in cash, cash equivalents and restricted cash	$(109,098)	$(36,601)
Cash, cash equivalents and restricted cash, beginning of period	426,841	60,206
Cash, cash equivalents and restricted cash, end of period	$317,743	$23,605

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

The Company is an innovative digital health business transforming care with hand-held, whole-body ultrasound. Powered by its proprietary Ultrasound-on-Chip™ technology, the solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a combination of cloud-connected software and hardware technology.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. At June 30, 2022, substantially all of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

One customer accounted for 14% and 15% of the Company’s accounts receivable as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022 and 2021, no customer accounts for more than 10% of the total revenues.

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $589.5 million. The Company as the accounting acquirer incurred $11.4 million in transaction costs relating to the Business Combination, which has been offset against the gross proceeds recorded in additional paid-in capital in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit). The Company on the date of Closing used proceeds of the Transactions to pay off $30.9 million, representing all significant liabilities of the acquiree excluding the warrant liability.  As of the date of the Closing, the Company recorded net liabilities of $186.5 million with a corresponding offset to additional paid-in capital. The net liabilities included warrant liabilities of $187.3 million and other insignificant assets and liabilities.

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of their revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Pattern of	Three months ended June 30,		Six months ended June 30,
	Recognition	2022	2021	2022	2021
By Product Type:
Devices and accessories	Point-in-time	$13,429	$13,012	$24,443	$22,608
Subscription services and other services	Over time	5,786	3,501	10,346	6,350
Total revenue		$19,215	$16,513	$34,789	$28,958
By Geographical Market:
United States		$12,995	$11,146	$24,299	$20,042
International		6,220	5,367	10,490	8,916
Total revenue		$19,215	$16,513	$34,789	$28,958

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

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for all product and service sales. The allowance for doubtful accounts was $0.4 million as of June 30, 2022 and December 31, 2021.

The amount of revenue recognized during the three months ended June 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $5.3 million and $3.6 million, respectively. The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $8.4 million and $5.6 million, respectively.

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. The amount of costs capitalized for the periods presented herein was not significant.

Transaction Price Allocated to Remaining Performance Obligations

On June 30, 2022, the Company had $26.2 million of remaining performance obligations. The Company expects to recognize 68% of its remaining performance obligations as revenue in the next twelve months, and an additional 32% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended June 30, 2022 and December 31, 2021.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering on May 26, 2020 and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of June 30, 2022, there were an aggregate of 13,799,404 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2022 and 2021, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2022:
Warrants:
Public Warrants	$5,520	$5,520	$—	$—
Private Warrants	2,741	—	2,741	—
Total liabilities at fair value on a recurring basis	$8,261	$5,520	$2,741	$—

December 31, 2021:
Warrants:
Public Warrants	$17,525	$17,525	$—	$—
Private Warrants	8,704	—	8,704	—
Total liabilities at fair value on a recurring basis	$26,229	$17,525	$8,704	$—

Note 6. Inventories

A summary of inventories is as follows at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$48,636	19,853
Work-in-progress	2,851	1,122
Finished goods	14,100	15,268
Total inventories	$65,587	$36,243

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and six months ended June 30, 2022 and 2021, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenues.

Note 7. Property and Equipment, Net

The Company’s property and equipment, net consists of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Property and equipment, gross	$36,091	$20,079
Less: accumulated depreciation and amortization	(7,514)	(5,376)
Property and equipment, net	$28,577	$14,703

The Company excluded $1.0 million of accrued property and equipment as of June 30, 2022 from the cash used in investing activities on the condensed consolidated statements of cash flows. The amount excluded as of June 30, 2021 was not significant.

Note 8. Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as of June 30, 2022 and 2021, from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows:

	June 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$310,802	$19,605
Restricted cash included within prepaid expenses and other current assets	2,941	—
Restricted cash included within other non-current assets	4,000	4,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$317,743	$23,605

In the second quarter of 2021, the Company delivered a $4.0 million letter of credit for the Company’s Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the condensed consolidated balance sheets.

In the first quarter of 2022, the Company received $4.8 million from the Bill & Melinda Gates Foundation (“BMGF”). Due to a legal restriction in the agreement with the BMGF, these funds are classified as restricted cash and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2022, the Company has released $1.8 million of the BMGF funds from restricted cash as the Company partially fulfilled its obligations under the agreement.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Employee compensation	$8,884	$12,746
Customer deposits	1,375	1,850
Accrued warranty liability	283	266
Non-income tax	1,551	2,477
Professional fees	5,393	2,797
Current portion of operating lease liabilities	1,745	1,391
Other	5,767	4,104
Total accrued expenses and other current liabilities	$24,998	$25,631

Warranty expense activity for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,094	$1,186	$1,116	$1,826
Warranty provision charged to operations	5	167	165	(225)
Warranty claims	(124)	(192)	(306)	(440)
Balance, end of period	$975	$1,161	$975	$1,161

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the condensed consolidated balance sheet.

Note 10. Equity Incentive Plans

During the three and six months ended June 30, 2022, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). In the fiscal year 2022, pursuant to the terms of the 2020 Plan, the number of shares that may be issued was increased automatically by 4% of the number of outstanding shares of common stock on January 1, 2022.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2022:

Number of
Options
Outstanding at December 31, 2021	16,243,532
Granted	869,778
Exercised	(343,567)
Forfeited	(1,224,937)
Outstanding at June 30, 2022	15,544,806

Each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit (“RSU”) activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the six months ended June 30, 2022:

Number of
RSUs
Outstanding at December 31, 2021	3,958,825
Granted	10,663,776
Vested	(879,515)
Forfeited	(967,855)
Outstanding at June 30, 2022	12,775,231

Generally, each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

The Company’s total stock-based compensation expense for all equity awards for the periods presented is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenue – subscription	$33	$1	$42	$3
Research and development	3,595	1,562	6,374	2,953
Sales and marketing	2,128	2,085	3,899	3,758
General and administrative	3,529	4,090	7,700	21,321
Total stock-based compensation expense	$9,285	$7,738	$18,015	$28,035

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended June 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(31,056)	$(4,745)	$(35,801)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(31,056)	$(4,745)	$(35,801)
Denominator:
Weighted-average common shares outstanding	172,972,419	26,426,937	199,399,356
Denominator for basic and diluted net loss per share – weighted-average common stock	172,972,419	26,426,937	199,399,356
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.18)

Three months ended June 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(2,537)	$(405)	$(2,942)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(2,537)	$(405)	$(2,942)
Denominator:
Weighted-average common shares outstanding	165,753,204	26,426,937	192,180,141
Denominator for basic and diluted net loss per share – weighted-average common stock	165,753,204	26,426,937	192,180,141
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

Six months ended June 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(69,628)	$(10,650)	$(80,278)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(69,628)	$(10,650)	$(80,278)
Denominator:
Weighted-average common shares outstanding	172,773,972	26,426,937	199,200,909
Denominator for basic and diluted net loss per share – weighted-average common stock	172,773,972	26,426,937	199,200,909
Basic and diluted net loss per share	$(0.40)	$(0.40)	$(0.40)

Six months ended June 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(3,138)	$(494)	$(3,632)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(3,138)	$(494)	$(3,632)
Denominator:
Weighted-average common shares outstanding	128,991,979	20,294,721	149,286,700
Denominator for basic and diluted net loss per share – weighted-average common stock	128,991,979	20,294,721	149,286,700
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

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

For the periods presented, anti-dilutive common equivalent shares were as follows:

	June 30,
	2022	2021
Outstanding options to purchase common stock	15,544,806	17,351,206
Outstanding restricted stock units	12,653,874	3,338,871
Outstanding warrants	20,652,737	20,653,028
Total anti-dilutive common equivalent shares	48,851,417	41,343,105

Note 12. Related Party Transactions

There were no significant changes in the nature of the Company’s related party transactions since December 31, 2021. Pursuant to a First Addendum dated November 19, 2020 to the Amended and Restated Technology Services Agreement dated November 11, 2020 by and between the Company, 4Catalyzer Corporation (“4Catalyzer”), and other participant companies controlled by Dr. Rothberg (the “ARTSA”), Butterfly terminated its participation under the ARTSA immediately prior to the effective time of the Business Combination. The related-party transactions with 4Catalyzer were not significant for the three and six months ended June 30, 2022 and 2021.  The related-party balances with 4Catalyzer were not significant as of June 30, 2022 and December 31, 2021.

On February 2, 2022, an Executive Officer of the Company and an irrevocable trust previously established by a member of our board of directors formed a limited liability company (“LLC”) to purchase real estate and entered into an operating agreement setting forth the terms and conditions of the LLC.  There was no impact as a result of this transaction to our condensed consolidated financial statements for the three and six months ended June 30, 2022.

Note 13. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Effective January 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $0.3 million and $0.8 million for the three months and six months ended June 30, 2022, respectively. The Company did not make any matching contributions to the 401(k) plan for the three months and six months ended June 30, 2021.

Note 14. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. Total lease cost, composed primarily of the costs related to operating leases, was $1.1 million and $0.6 million in the three months ended June 30, 2022 and 2021, respectively. Total lease cost was $2.3 million and $1.1 million in the six months ended June 30, 2022 and 2021, respectively.

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business. These commitments are generally non-cancellable and are based on sales forecasts. These agreements range from one to five-year periods and may contain fixed or minimum annual commitments, subject to certain provisions that allow the Company to renegotiate the commitment. The aggregate amount of minimum inventory purchase commitments as of June 30, 2022 was $86.4 million.

There were no significant changes to the inventory supply agreement with the certain third-party manufacturing vendor during the three and six months ended June 30, 2022. The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment as of June 30, 2022 and December 31, 2021 and determined that based on current conditions no change in the accrual for the purchase commitment was required.

As of June 30, 2022, the Company has a vendor advance asset of $17.9 million, net of write-downs and an accrued purchase commitment liability of $19.3 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

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

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. (Case 1:22-cv-00825) was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant, alleging violation of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting and gross mismanagement.  The lawsuit is premised upon allegedly inadequate internal controls, purportedly misleading representations regarding the Company’s financial condition and business prospects and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, disgorgement and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, customers and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

Note 15. Subsequent Events

On July 28, 2022, the board of directors approved a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity.  In addition to decreasing other operating expenses, the plan includes a reduction in force representing approximately 10% of the Company’s workforce. The Company estimates that it will incur approximately $2 million of cash charges related to employee severance and benefits costs, substantially all of which the Company expects to incur in the third and fourth quarters of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Butterfly Network, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, respectively, present the financial position and results of operations of Butterfly Network, Inc. and its wholly-owned subsidiaries.

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

In addition, the issues originally brought on by COVID-19 continue to have an ongoing adverse impact on global supply chains, including ours. Although the impact of COVID-19 on our supply chains is lessening, we are still experiencing limited constraints in availability and increasing costs required to obtain some inventory components. However, the semiconductor chips used in our probes are manufactured under an inventory supply agreement and to date we have not experienced any constraints. We have and will continue to implement operating efficiencies in our supply chain and manufacturing processes to help offset the cost increases in component parts for our device. Additionally, our new products are being designed to avoid single sourced components to mitigate supply chain risk.

The pandemic caused us to make modifications to our business practices, including work from home policies, establishing strict health and safety protocols for our offices specific to COVID-19 and imposing restrictions on employee travel. Our employees have resumed traveling to perform sales-generating and corporate activities, and we have reopened our offices, allowing our employees to return.

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

Units fulfilled decreased by 406, or 6.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to decreased device sales volume from our e-commerce, distributor and direct sales force channels. The decreases were partially offset by higher sales in our global health channel.

Subscription Mix

We define subscription mix as a percentage of our total revenue recognized in a reporting period that is subscription-based, consisting primarily of our software as a service (“SaaS”) offering. We view subscription mix as a key indicator of the profitability of our business, and thus we believe that this metric is useful to investors.

Subscription mix increased by 8.9 percentage points, to 30.1% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due to increases in subscription renewals and an expansion of subscription offerings. In addition, the increase is due to the timing of revenue recognition for our SaaS and other subscription contracts as revenue from such contracts is deferred and recognized over the service period.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue	$19,215	$16,513	$34,789	$28,958
Cost of revenue	8,643	8,293	15,874	14,320
Gross profit	$10,572	$8,220	$18,915	$14,638

Gross margin	55.0%	49.8%	54.4%	50.5%

Add:
Depreciation and amortization	677	72	1,103	160
Warranty liability policy change	—	—	—	(560)
Adjusted gross profit	$11,249	$8,292	$20,018	$14,238

Adjusted gross margin	58.5%	50.2%	57.5%	49.2%

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, changes in the fair value of warrant liabilities, other expense, net, provision for income taxes, stock-based compensation, depreciation and amortization and other non-recurring items. The other non-recurring items include costs related to our executive transition, adjustments for the warranty liability policy changes, discretionary transaction bonuses and other fees incurred with the close of the Business Combination.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(35,801)	$(2,942)	$(80,278)	$(3,632)
Interest income	(260)	(607)	(270)	(846)
Interest expense	—	7	—	645
Change in fair value of warrant liabilities	(12,805)	(33,458)	(17,968)	(87,570)
Other expense, net	388	262	488	895
Provision for income taxes	23	51	41	75
Stock based compensation	9,285	7,738	18,015	28,035
Depreciation and amortization	1,350	456	2,190	915
CEO transition costs	—	—	—	5,398
Warranty liability policy change	—	—	—	(560)
Transaction bonus	—	—	—	1,653
Adjusted EBITDA	$(37,820)	$(28,493)	$(77,782)	$(54,992)

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and related services, classified as subscription revenue on our condensed consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and product support and maintenance (“Support”). SaaS subscriptions include licenses for teams and individuals as well as enterprise level subscriptions. For sales of products, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Over time as the adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward subscriptions. The quarterly revenue mix may be impacted by the timing of device sales.

To date, we have invested heavily in building out our direct salesforce and plan to continue to do so, with the ultimate goal of growing adoption at large scale healthcare systems. As we expand our healthcare system software offerings and develop relationships with larger health systems, we continue to expect a higher proportion of our sales in health systems compared to eCommerce.

Cost of revenue

Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and decrease as a percentage of product revenues over time as we focus on operational efficiencies in our supply chain. Additionally, our suppliers have and may from time-to-time increase prices of certain inventory components, which we may not be able to offset through pricing actions and therefore could in the future offset the operational efficiencies in our supply chain.

Cost of subscription revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards subscriptions. We plan to continue to invest additional resources to expand and further develop our SaaS and other subscription offerings. The level and timing of investment in these areas could affect our cost of subscription revenue in the future.

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

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, digital marketing, advertising, promotional, as well as conferences, meetings and other events and related facilities and information technology costs. We expect to continue to make substantial investments in our sales capabilities.

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

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$13,429	69.9%	$13,012	78.8%	$24,443	70.3%	$22,608	78.1%
Subscription	5,786	30.1%	3,501	21.2%	10,346	29.7%	6,350	21.9%
Total revenue:	$19,215	100.0%	$16,513	100.0%	$34,789	100.0%	$28,958	100.0%
Cost of revenue:
Product	6,799	35.4%	7,858	47.6%	12,947	37.2%	13,506	46.6%
Subscription	1,844	9.6%	435	2.6%	2,927	8.4%	814	2.8%
Total cost of revenue:	$8,643	45.0%	$8,293	50.2%	$15,874	45.6%	$14,320	49.5%
Gross profit	$10,572	55.0%	$8,220	49.8%	$18,915	54.4%	$14,638	50.5%

Operating expenses:
Research and development	23,220	120.8%	17,088	103.5%	46,843	134.6%	32,804	113.3%
Sales and marketing	16,438	85.5%	10,540	63.8%	31,640	90.9%	20,347	70.3%
General and administrative	19,369	100.8%	17,279	104.6%	38,419	110.4%	51,920	179.3%
Total operating expenses	$59,027	307.2%	$44,907	271.9%	$116,902	336.0%	$105,071	362.8%

Loss from operations	$(48,455)	(252.2)%	$(36,687)	(222.2)%	$(97,987)	(281.7)%	$(90,433)	(312.3)%
Interest income	260	1.4%	607	3.7%	270	0.8%	846	2.9%
Interest expense	—	—%	(7)	(0.0)%	—	—%	(645)	(2.2)%
Change in fair value of warrant liabilities	12,805	66.6%	33,458	202.6%	17,968	51.6%	87,570	302.4%
Other income (expense), net	(388)	(2.0)%	(262)	(1.6)%	(488)	(1.4)%	(895)	(3.1)%

Loss before provision for income taxes	$(35,778)	(186.2)%	$(2,891)	(17.5)%	$(80,237)	(230.6)%	$(3,557)	(12.3)%

Provision for income taxes	23	0.1%	51	0.3%	41	0.1%	75	0.3%

Net loss	$(35,801)	(186.3)%	$(2,942)	(17.8)%	$(80,278)	(230.8)%	$(3,632)	(12.5)%

Comparison of the three months ended June 30, 2022 and 2021

Revenue

	Three months ended June 30,
(in thousands)	2022	2021	Change	% Change
Revenue:
Product	$13,429	$13,012	$417	3.2%
Subscription	5,786	3,501	2,285	65.3%
Total revenue:	$19,215	$16,513	$2,702	16.4%

Product revenue increased by $0.4 million, or 3.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in product revenue was primarily driven by higher prices of products sold due to a price increase in the third quarter of fiscal 2021.

Subscription revenue increased by $2.3 million, or 65.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by a higher volume of our SaaS subscriptions sold in conjunction with sales of our devices, as well as the current year subscription renewals.

Cost of revenue

	Three months ended June 30,
(in thousands)	2022	2021	Change	% Change
Cost of revenue:
Product	$6,799	$7,858	$(1,059)	(13.5)%
Subscription	1,844	435	1,409	323.9%
Total cost of revenue:	$8,643	$8,293	$350	4.2%
Percentage of revenue	45.0%	50.2%

Cost of product revenue decreased by $1.1 million, or 13.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily driven by a higher mix of sales of our second-generation device, the Butterfly iQ+, which is less costly to produce due to operational efficiencies.

Cost of subscription revenue increased by $1.4 million, or 323.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by higher headcount that supports our subscription products and increases in cloud hosting costs and amortization expenses.

Research and development

	Three months ended June 30,
(in thousands)	2022	2021	Change	% Change
Research and development	$23,220	$17,088	$6,132	35.9%
Percentage of revenue	120.8%	103.5%

Research and development expenses increased by $6.1 million, or 35.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by higher personnel costs of $4.2 million, including stock-based compensation expense of $2.1 million, product development supplies and software costs of $0.8 million, facilities-related costs of $0.6 million and professional service fees of $0.6 million.

Sales and marketing

	Three months ended June 30,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$16,438	$10,540	$5,898	56.0%
Percentage of revenue	85.5%	63.8%

Sales and marketing expenses increased by $5.9 million, or 56.0%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by higher personnel costs of $3.8 million, facilities-related costs of $0.5 million, travel and entertainment costs of $0.8 million.

General and administrative

	Three months ended June 30,
(in thousands)	2022	2021	Change	% Change
General and administrative	$19,369	$17,279	$2,090	12.1%
Percentage of revenue	100.8%	104.6%

General and administrative expenses increased by $2.1 million, or 12.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to higher personnel costs of $2.4 million, including an offsetting decrease in stock-based compensation expense of $0.5 million, and software and computer supplies costs of $0.5 million, partially offset by lower recruiting expenses and professional fees of $0.8 million.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

	Six months ended June 30,
(in thousands)	2022	2021	Change	% Change
Revenue:
Product	$24,443	$22,608	$1,835	8.1%
Subscription	10,346	6,350	3,996	62.9%
Total revenue:	$34,789	$28,958	$5,831	20.1%

Product revenue increased by $1.8 million, or 8.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in product revenue was primarily driven by higher prices of products sold due to a price increase in the third quarter of fiscal 2021 as well as increased sales volumes in our health systems, distributor and veterinary channels, partially offset by lower volumes in our e-commerce channel.

Subscription revenue increased by $4.0 million, or 62.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven by a higher volume of our SaaS subscriptions sold in conjunction with sales of our devices, as well as the current year subscription renewals.

Cost of revenue

	Six months ended June 30,
(in thousands)	2022	2021	Change	% Change
Cost of revenue:
Product	$12,947	$13,506	$(559)	(4.1)%
Subscription	2,927	814	2,113	259.6%
Total cost of revenue:	$15,874	$14,320	$1,554	10.9%
Percentage of revenue	45.6%	49.5%

Cost of product revenue decreased by $0.6 million, or 4.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by a higher mix of sales of our second-generation device, the Butterfly iQ+, which is less costly to produce due to operational efficiencies, partially offset by a higher volume of accessories sold and $0.5 million of higher warranty expense due to a one-time benefit in the prior year from a change in our warranty liability policy.

Cost of subscription revenue increased by $2.1 million, or 259.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by higher headcount that supports our subscription products and increases in cloud hosting costs and amortization expenses.

Research and development

	Six months ended June 30,
(in thousands)	2022	2021	Change	% Change
Research and development	$46,843	$32,804	$14,039	42.8%
Percentage of revenue	134.6%	113.3%

Research and development expenses increased by $14.0 million, or 42.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by higher personnel costs of $9.2 million, including stock-based compensation expense of $3.4 million, product development supplies of $0.9 million, facilities-related costs of $1.0 million, software costs of $1.5 million and professional service fees of $1.4 million.

Sales and marketing

	Six months ended June 30,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$31,640	$20,347	$11,293	55.5%
Percentage of revenue	90.9%	70.3%

Sales and marketing expenses increased by $11.3 million, or 55.5%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by higher personnel costs of $7.6 million, facilities-related costs of $1.3 million, travel and entertainment costs of $1.8 million and trade show participation costs of $1.0 million.

General and administrative

	Six months ended June 30,
(in thousands)	2022	2021	Change	% Change
General and administrative	$38,419	$51,920	$(13,501)	(26.0)%
Percentage of revenue	110.4%	179.3%

General and administrative expenses decreased by $13.5 million, or 26.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to lower personnel costs of $10.3 million driven by a reduction in stock-based compensation expense of $13.6 million due to the non-recurrence of certain performance based restricted stock units vesting upon the closing of the Business Combination in the prior year, lower recruiting expense of $2.3 million from the non-recurrence of certain costs associated with to our CEO transition, and lower professional service fees of $2.0 million. The decrease was partially offset by $1.0 million in higher expenses due to increased headcount.

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

Our cash and cash equivalents balance as of June 30, 2022 was $310.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

We have restricted cash of $4.0 million as of June 30, 2022 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.  In addition, we have restricted cash of $2.9 million as of June 30, 2022 for a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). The restriction is expected to lapse as we fulfill our obligations in the grant agreement with BMGF.

The nature of the Company’s cash requirements has not changed materially during the three and six months ended June 30, 2022. Our material cash requirements include our facility lease arrangements for office space and inventory purchase obligations. As of June 30, 2022, we had fixed lease payment obligations of $41.6 million, with $2.9 million payable within 12 months. As of June 30, 2022, we had fixed purchase obligations of $86.4 million, with $64.6 million payable within 12 months. We expect to pay for approximately half of the fixed purchase obligations payable within the next 12 months using vendor advances.

As of June 30, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash flows

Comparison of the period for the six months ended June 30, 2022 and June 30, 2021

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(98,229)	$(99,929)
Net cash used in investing activities	(11,578)	(492,343)
Net cash provided by financing activities	709	555,671
Net (decrease) increase in cash, cash equivalents and restricted cash	$(109,098)	$(36,601)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Cash flows from operating activities used $1.7 million, or 1.7%, less cash for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in cash used for operating activities was driven by an $18.2 million decrease in net working capital cash usage partially offset by a $16.5 million increase in net loss adjusted for certain noncash items, primarily driven by stock-based compensation expense and the change in fair value of warrant liabilities. The decrease in net working capital cash usage was mainly due to the $14.8 million decrease in cash used by vendor advances, $6.4 million decrease in cash used by accounts payable and accrued expenses and $2.9 million decrease in cash used by prepaid expenses and other assets, partially offset by an $8.2 million increase in cash used by inventories.

Net cash used in investing activities

Net cash used in investing activities decreased by $480.8 million, or 97.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to a decrease of $490.5 million in purchases and sales of marketable securities for the period ended June 30, 2022. The decrease was partially offset by an increase in purchases of property and equipment of $9.7 million related to the Company’s new office space and additional investments into our software platform.

Net cash provided by financing activities

For the six months ended June 30, 2022, net cash provided by financing activities decreased by $555.0 million, or 99.9%, compared to the six months ended June 30, 2021. The decrease was primarily due to the non-recurrence of net proceeds from the Business Combination of $548.4 million and a $10.9 million decrease in option exercises, partially offset by the non-recurrence of the $4.4 million repayment of the Paycheck Protection Program loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of June 30, 2022. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. (Case 1:22-cv-00825) was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant, alleging violation of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting and gross mismanagement.  The lawsuit is premised upon allegedly inadequate internal controls, purportedly misleading representations regarding the Company’s financial condition and business prospects and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, disgorgement and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Offer Letter, dated as of April 1, 2022, by and between Butterfly Network, Inc. and Heather C. Getz.		Form 10-Q (Exhibit 10.1)	5/6/2022	001-39292
10.2+	Offer Letter, dated as of May 14, 2022, by and between Butterfly Network, Inc. and Lawrence Weiss.	X
10.3+	Offer Letter, dated as of March 21, 2022, by and between Butterfly Network, Inc. and Tamara Dillon.	X
10.4+	Amended and Restated Nonemployee Director Compensation Policy.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
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

BUTTERFLY NETWORK, INC.

Date: August 3, 2022	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: August 3, 2022	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial Officer