Form 10-Q
period 2022-09-30
Butterfly Network, Inc.
filed 2022-11-03
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39292

Butterfly Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4618156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 District Avenue Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

(781) 557-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BFLY	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	BFLY WS	The New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2022, the registrant had 174,139,488 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. The risks described under the heading “Risk Factors” are not exhaustive.  New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,313	$422,841
Marketable securities	74,546	—
Accounts receivable, net	11,807	11,936
Inventories	57,664	36,243
Current portion of vendor advances	20,844	27,500
Prepaid expenses and other current assets	14,291	13,384
Total current assets	$372,465	$511,904
Property and equipment, net	31,377	14,703
Non-current portion of vendor advances	9,883	12,782
Operating lease assets	22,146	24,083
Other non-current assets	7,387	8,493
Total assets	$443,258	$571,965
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,675	$5,798
Deferred revenue, current	13,927	13,071
Accrued purchase commitments, current	3,951	5,329
Accrued expenses and other current liabilities	25,327	25,631
Total current liabilities	$45,880	$49,829
Deferred revenue, non-current	5,591	5,476
Warrant liabilities	17,348	26,229
Accrued purchase commitments, non-current	—	14,200
Operating lease liabilities	30,176	27,690
Other non-current liabilities	626	850
Total liabilities	$99,621	$124,274
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at September 30, 2022 and December 31, 2021; 174,074,602 and 171,613,049 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	17	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at September 30, 2022 and December 31, 2021; 26,426,937 shares issued and outstanding at September 30, 2022 and December 31, 2021	3	3
Additional paid-in capital	905,852	874,886
Accumulated deficit	(562,235)	(427,215)
Total stockholders’ equity	$343,637	$447,691
Total liabilities and stockholders’ equity	$443,258	$571,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$13,164	$10,848	$37,607	$33,455
Software and other services	6,454	3,773	16,800	10,123
Total revenue	$19,618	$14,621	$54,407	$43,578
Cost of revenue:
Product	6,534	7,584	19,481	21,090
Software and other services	2,095	536	5,022	1,351
Loss on product purchase commitments	—	11,623	—	11,623
Total cost of revenue	$8,629	$19,743	$24,503	$34,064
Gross profit (loss)	$10,989	$(5,122)	$29,904	$9,514
Operating expenses:
Research and development	$23,154	$21,654	$69,997	$54,459
Sales and marketing	15,811	14,203	47,451	34,550
General and administrative	18,056	16,008	56,474	67,928
Total operating expenses	57,021	51,865	173,922	156,937
Loss from operations	$(46,032)	$(56,987)	$(144,018)	$(147,423)
Interest income	$1,304	$893	$1,574	$1,739
Interest expense	(2)	—	(2)	(645)
Change in fair value of warrant liabilities	(9,087)	42,958	8,881	130,528
Other income (expense), net	(898)	(428)	(1,387)	(1,320)
Loss before provision for income taxes	$(54,715)	$(13,564)	$(134,952)	$(17,121)
Provision for income taxes	27	(3)	68	72
Net loss and comprehensive loss	$(54,742)	$(13,561)	$(135,020)	$(17,193)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.27)	$(0.07)	$(0.68)	$(0.10)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	200,172,683	196,095,192	199,528,394	165,656,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
June 30, 2021	—	$—	167,477,126	$17	26,426,937	$3	$844,770	$(398,438)	$446,352
Net loss	—	—	—	—	—	—	—	(13,561)	(13,561)
Common stock issued upon exercise of stock options and warrants	—	—	2,966,397	—	—	—	7,634	—	7,634
Common stock issued upon vesting of restricted stock units	—	—	129,787	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	10,836	—	10,836
September 30, 2021	—	$—	170,573,310	$17	26,426,937	$3	$863,240	$(411,999)	$451,261

Nine months ended September 30, 2021

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(17,193)	(17,193)
Common stock issued upon exercise of stock options and warrants	—	—	8,268,869	1	—	—	19,322	—	19,323
Common stock issued upon vesting of restricted stock units	—	—	597,021	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	38,921	—	38,921
September 30, 2021	—	$—	170,573,310	$17	26,426,937	$3	$863,240	$(411,999)	$451,261

Three months ended September 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2022	172,816,532	$17	26,426,937	$3	$894,162	$(507,493)	$386,689
Net loss	—	—	—	—	—	(54,742)	(54,742)
Common stock issued upon exercise of stock options and warrants	691,907	—	—	—	2,034	—	2,034
Common stock issued upon vesting of restricted stock units, net	566,163	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,656	—	9,656
September 30, 2022	174,074,602	$17	26,426,937	$3	$905,852	$(562,235)	$343,637

Nine months ended September 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(135,020)	(135,020)
Common stock issued upon exercise of stock options and warrants	1,035,574	—	—	—	2,844	—	2,844
Common stock issued upon vesting of restricted stock units, net	1,425,979	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	28,228	—	28,228
September 30, 2022	174,074,602	$17	26,426,937	$3	$905,852	$(562,235)	$343,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(135,020)	$(17,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,066	1,420
Non-cash interest expense on convertible debt	—	389
Write-down of inventories	—	582
Stock-based compensation expense	27,428	38,769
Change in fair value of warrant liabilities	(8,881)	(130,528)
Other	750	665
Changes in operating assets and liabilities:
Accounts receivable	(39)	(3,674)
Inventories	(21,421)	1,432
Prepaid expenses and other assets	(498)	(8,896)
Vendor advances	9,555	(5,615)
Accounts payable	(3,121)	(11,276)
Deferred revenue	971	5,660
Accrued purchase commitments	(15,578)	(23,021)
Change in operating lease assets and liabilities	1,772	(872)
Accrued expenses and other liabilities	(240)	5,748
Net cash used in operating activities	$(140,256)	$(146,410)

Cash flows from investing activities:
Purchases of marketable securities	(75,118)	(1,018,095)
Sales of marketable securities	—	702,152
Purchases of property and equipment, including capitalized software	(16,180)	(3,826)
Net cash used in investing activities	$(91,298)	$(319,769)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,844	19,314
Net proceeds from equity infusion from the Business Combination	—	548,403
Payment of loan payable	—	(4,366)
Other financing activities	(100)	(52)
Net cash provided by financing activities	$2,744	$563,299
Net (decrease) increase in cash, cash equivalents and restricted cash	$(228,810)	$97,120
Cash, cash equivalents and restricted cash, beginning of period	426,841	60,206
Cash, cash equivalents and restricted cash, end of period	$198,031	$157,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. As of September 30, 2022, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in money market accounts and mutual funds, respectively, with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

One customer accounted for 12% and 15% of the Company’s accounts receivable as of September 30, 2022 and December 31, 2021, respectively. One customer accounted for 12% of the Company’s total revenue for the three months ended September 30, 2022. No customer accounted for more than 10% of the Company’s total revenue for the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021.

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

Note 4. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of their revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Pattern of	Three months ended September 30,		Nine months ended September 30,
	Recognition	2022	2021	2022	2021
By Product Type:
Devices and accessories	Point-in-time	$13,164	$10,848	$37,607	$33,455
Software and other services	Over time	6,454	3,773	16,800	10,123
Total revenue		$19,618	$14,621	$54,407	$43,578
By Geographical Market:
United States		$13,582	$10,220	$37,881	$30,320
International		6,036	4,401	16,526	13,258
Total revenue		$19,618	$14,621	$54,407	$43,578

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents cash consideration received from customers for software and other services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for all product and service sales. The allowance for doubtful accounts was $0.4 million as of September 30, 2022 and December 31, 2021.

The amount of revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $5.1 million and $4.3 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $11.2 million and $7.2 million, respectively.

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. The amount of costs capitalized for the periods presented herein was not significant.

Transaction Price Allocated to Remaining Performance Obligations

On September 30, 2022, the Company had $23.2 million of remaining performance obligations. The Company expects to recognize 70% of its remaining performance obligations as revenue in the next twelve months, and an additional 30% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended September 30, 2022 and December 31, 2021.

The Company’s investments in marketable securities are ownership interests in mutual funds. The equity securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets.  For the three and nine months ended September 30, 2022, the Company recognized $0.6 million of unrealized losses that relate to equity securities still held as of September 30, 2022. For the three and nine months ended September 30, 2021, the Company did not recognize any unrealized losses that relate to equity securities still held as of September 30, 2022.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering on May 26, 2020 and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of September 30, 2022, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2022 and 2021, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2022:
Marketable securities:
Mutual funds	$74,546	$74,546	$—	$—
Total assets at fair value on a recurring basis	$74,546	$74,546	$—	$—

Warrants:
Public Warrants	$11,591	$11,591	$—	$—
Private Warrants	5,757	—	5,757	—
Total liabilities at fair value on a recurring basis	$17,348	$11,591	$5,757	$—

December 31, 2021:
Warrants:
Public Warrants	$17,525	$17,525	$—	$—
Private Warrants	8,704	—	8,704	—
Total liabilities at fair value on a recurring basis	$26,229	$17,525	$8,704	$—

Note 6. Inventories

A summary of inventories is as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$38,846	19,853
Work-in-progress	2,355	1,122
Finished goods	16,463	15,268
Total inventories	$57,664	$36,243

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and nine months ended September 30, 2022, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 15 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 7. Property and Equipment, Net

The Company’s property and equipment, net consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Property and equipment, gross	$40,744	$20,079
Less: accumulated depreciation and amortization	(9,367)	(5,376)
Property and equipment, net	$31,377	$14,703

The Company excluded $0.8 million of accrued property and equipment as of September 30, 2022 from the cash used in investing activities on the condensed consolidated statements of cash flows. The amount excluded as of September 30, 2021 was not significant.

Note 8. Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2022 and 2021, from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows:

	September 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$193,313	$153,326
Restricted cash included within prepaid expenses and other current assets	704	—
Restricted cash included within other non-current assets	4,014	4,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$198,031	$157,326

In the second quarter of 2021, the Company delivered a $4.0 million letter of credit for the Company’s Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the condensed consolidated balance sheets.

In the first quarter of 2022, the Company received $4.8 million from the Bill & Melinda Gates Foundation (“BMGF”). Due to a legal restriction in the agreement with the BMGF, these funds are classified as restricted cash and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2022, the Company has released $4.0 million of the BMGF funds from restricted cash as the Company partially fulfilled its obligations under the agreement.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Employee compensation	$11,459	$12,746
Customer deposits	1,080	1,850
Accrued warranty liability	289	266
Non-income tax	1,314	2,477
Professional fees	4,582	2,797
Current portion of operating lease liabilities	1,810	1,391
Other	4,793	4,104
Total accrued expenses and other current liabilities	$25,327	$25,631

Warranty expense activity for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$975	$1,161	$1,116	$1,826
Warranty provision charged to operations	76	123	241	(103)
Warranty claims	(135)	(168)	(441)	(607)
Balance, end of period	$916	$1,116	$916	$1,116

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the condensed consolidated balance sheet.

Note 10. Equity Incentive Plans

During the three and nine months ended September 30, 2022, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). In 2022, pursuant to the terms of the 2020 Plan, the number of shares that may be issued was increased automatically by 4% of the number of outstanding shares of common stock on January 1, 2022.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2022:

Number of
Options
Outstanding at December 31, 2021	16,243,532
Granted	869,778
Exercised	(1,035,474)
Forfeited	(2,337,108)
Outstanding at September 30, 2022	13,740,728

Each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit (“RSU”) activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the nine months ended September 30, 2022:

Number of
RSUs
Outstanding at December 31, 2021	3,958,825
Granted	10,911,247
Vested	(1,445,678)
Forfeited	(1,853,959)
Outstanding at September 30, 2022	11,570,435

Generally, each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

The Company’s total stock-based compensation expense for all equity awards for the periods presented is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenue – software and other services	$20	$6	$63	$9
Research and development	3,160	3,552	9,533	6,502
Sales and marketing	2,021	2,484	5,920	6,243
General and administrative	4,212	4,692	11,912	26,015
Total stock-based compensation expense	$9,413	$10,734	$27,428	$38,769

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended September 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(47,515)	$(7,227)	$(54,742)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(47,515)	$(7,227)	$(54,742)
Denominator:
Weighted-average common shares outstanding	173,745,746	26,426,937	200,172,683
Denominator for basic and diluted net loss per share – weighted-average common stock	173,745,746	26,426,937	200,172,683
Basic and diluted net loss per share	$(0.27)	$(0.27)	$(0.27)

Three months ended September 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(11,733)	$(1,828)	$(13,561)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(11,733)	$(1,828)	$(13,561)
Denominator:
Weighted-average common shares outstanding	169,668,255	26,426,937	196,095,192
Denominator for basic and diluted net loss per share – weighted-average common stock	169,668,255	26,426,937	196,095,192
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.07)

Nine months ended September 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(117,137)	$(17,883)	$(135,020)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(117,137)	$(17,883)	$(135,020)
Denominator:
Weighted-average common shares outstanding	173,101,457	26,426,937	199,528,394
Denominator for basic and diluted net loss per share – weighted-average common stock	173,101,457	26,426,937	199,528,394
Basic and diluted net loss per share	$(0.68)	$(0.68)	$(0.68)

Nine months ended September 30, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(14,872)	$(2,321)	$(17,193)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(14,872)	$(2,321)	$(17,193)
Denominator:
Weighted-average common shares outstanding	143,295,154	22,361,254	165,656,408
Denominator for basic and diluted net loss per share – weighted-average common stock	143,295,154	22,361,254	165,656,408
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.10)

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

For the periods presented, anti-dilutive common equivalent shares were as follows:

	September 30,
	2022	2021
Outstanding options to purchase common stock	13,740,728	17,170,640
Outstanding restricted stock units	11,578,865	3,932,587
Outstanding warrants	20,652,690	20,652,937
Total anti-dilutive common equivalent shares	45,972,283	41,756,164

Note 12. Related Party Transactions

There were no significant changes in the nature of the Company’s related party transactions since December 31, 2021. Pursuant to a First Addendum dated November 19, 2020 to the Amended and Restated Technology Services Agreement dated November 11, 2020 by and between the Company, 4Catalyzer Corporation (“4Catalyzer”), and other participant companies controlled by Dr. Rothberg (the “ARTSA”), Butterfly terminated its participation under the ARTSA immediately prior to the effective time of the Business Combination. The related-party transactions with 4Catalyzer were not significant for the three and nine months ended September 30, 2022 and 2021. The related-party balances with 4Catalyzer were not significant as of September 30, 2022 and December 31, 2021.

On February 2, 2022, an Executive Officer of the Company and an irrevocable trust previously established by a member of our board of directors formed a limited liability company (“LLC”) to purchase real estate and entered into an operating agreement setting forth the terms and conditions of the LLC.  There was no impact as a result of this transaction to our condensed consolidated financial statements for the three and nine months ended September 30, 2022.

Note 13. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Effective January 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2021.

Note 14. Reduction in Force

On July 28, 2022, the board of directors approved a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, the plan included a reduction in force representing approximately 10% of the Company’s workforce. Employee severance and benefits costs related to the reduction in force that were incurred during the three and nine months ended September 30, 2022 are as follows (in thousands):

Three and nine months ended
September 30, 2022
Research and development	$1,095
Sales and marketing	318
General and administrative	417
Total employee severance and benefits costs	$1,830

The Company incurred substantially all of the cash payments related to employee severance and benefits costs in the third quarter of 2022. As of September 30, 2022 the remaining accrual for cash payments related to employee severance and benefits costs is $0.2 million. The Company expects to incur the remaining cash payments in the fourth quarter of 2022. The remaining accrual is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. Total lease cost, composed primarily of the costs related to operating leases, was $1.2 million and $0.9 million in the three months ended September 30, 2022 and 2021, respectively. Total lease cost was $3.5 million and $2.0 million in the nine months ended September 30, 2022 and 2021, respectively.

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of September 30, 2022, the aggregate amount of minimum inventory purchase commitments is $71.2 million and the Company has a vendor advance asset of $17.1 million, net of write-downs, and an accrued purchase commitment liability of $4.0 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. There were no significant changes to the purchase commitment liability assessment factors during the three and nine months ended September 30, 2022, and therefore no related change in the accrual and loss for the purchase commitment was recognized. During the three and nine months ended September 30, 2021, due to changes to the purchase commitment liability assessment factors, the Company recognized a net loss and additional accrued liability for the vendor purchase commitment of $11.6 million.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and nine months ended September 30, 2022, the Company utilized $15.6 million of the accrued purchase commitment liability and $7.6 million of the vendor advance that was previously written down to acquire such E&O inventory. During the three and nine months ended September 30, 2021, the Company utilized $35.0 million of the accrued purchase commitment liability to acquire such E&O inventory.

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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case No. 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey against the Company, its President and Chief Executive Officer, its then Chief Financial Officer, the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer and members of Longview’s board of directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5 and 14a-9 promulgated thereunder.  On August 8, 2022, the Court appointed KNS Holdings LLC DBPP UA Jan. 1, 2016 as lead plaintiff and Levy & Korsinsky as lead counsel.  On November 1, 2022, lead plaintiff, along with plaintiff Carl Metzgar, filed an Amended Class Action Complaint.  In addition to alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, plaintiff also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. (Case No. 1:22-cv-00825) was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant, alleging violation of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting and gross mismanagement.  The lawsuit is premised upon allegedly inadequate internal controls, purportedly misleading representations regarding the Company’s financial condition and business prospects and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, disgorgement and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Butterfly Network, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of Butterfly Network, Inc. and its wholly-owned subsidiaries.

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

Butterfly iQ+ is an ultrasound transducer that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet and almost any hospital computer system connected to the Internet. Butterfly aims to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions.  We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors and our eCommerce channel.

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

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions. Our key performance metrics may fluctuate over time as the adoption of our devices increases which may shift the revenue mix more toward software and other services. The quarterly metrics may be impacted by the timing of device sales.

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

Units fulfilled increased by 148, or 2.7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increased device sales volume from our direct sales force and global health channels. The increases were partially offset by lower sales in our eCommerce channel.

Software and other services mix

We define software and other services mix as a percentage of our total revenue recognized in a reporting period that is based on software subscriptions and other related services, consisting primarily of our software as a service (“SaaS”) offering. We view software and other services mix as a key indicator of the profitability of our business, and thus we believe that this metric is useful to investors.

Software and other services mix increased by 7.1 percentage points, to 32.9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due to increases in software subscription renewals and an expansion of software subscription offerings. In addition, the increase is due to the timing of revenue recognition for our SaaS and other software subscription contracts as revenue from such contracts is deferred and recognized over the service period.

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

Adjusted Gross Profit and Adjusted Gross Margin

We calculate Adjusted Gross Profit as gross profit adjusted to exclude depreciation and amortization, non-recurring changes to our warranty liability, non-recurring losses on product purchase commitments and non-recurring write-downs of inventories. We calculate Adjusted Gross Margin as gross margin adjusted to exclude depreciation and amortization, non-recurring changes to our warranty liability, losses on product purchase commitments and non-recurring write-downs of inventories.

Our changes in the warranty liability are excluded from Adjusted Gross Profit and Adjusted Gross Margin when they are outside the normal course of operations for our business. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs.

We also exclude from Adjusted Gross Profit and Adjusted Gross Margin non-recurring losses on product purchase commitments and non-recurring write-downs of inventories when they are outside the normal course of business and in the period the expenses are incurred. The non-recurring losses on product purchase commitments relate to inventory supply agreements where the expected losses exceed the benefit of the contracts, and the non-recurring write-downs of inventories adjustments are for excess and obsolete inventory resulting from a shift in product lines.

The following table reconciles gross profit to Adjusted Gross Profit and gross margin to Adjusted Gross Margin, the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue	$19,618	$14,621	$54,407	$43,578
Cost of revenue	8,629	19,743	24,503	34,064
Gross profit (loss)	$10,989	$(5,122)	$29,904	$9,514

Gross margin	56.0%	(35.0)%	55.0%	21.8%

Add:
Depreciation and amortization	1,019	131	2,122	291
Warranty liability policy change	—	—	—	(560)
Loss on purchase commitments	—	11,623	—	11,623
Inventory write-downs	—	582	—	582
Adjusted gross profit	$12,008	$7,214	$32,026	$21,450

Adjusted gross margin	61.2%	49.3%	58.9%	49.2%

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, changes in the fair value of warrant liabilities, other expense, net, provision for income taxes, stock based compensation, depreciation and amortization and other non-recurring items. The other non-recurring items include costs related to our executive transition, adjustments for the warranty liability policy changes, discretionary transaction bonuses and other fees incurred with the close of the Business Combination, non-recurring losses on purchase commitments, non-recurring inventory write-downs and non-recurring reduction in force related severance and benefits costs.

Our non-recurring discretionary bonuses are excluded from Adjusted EBITDA when they are outside the normal course of operations for our business and were given at the discretion of management due to the completion of the Business Combination. The non-recurring costs related to the executive transition include one-time severance and bonus payments and the recruiting expenses for our current CEO. The non-recurring warranty liability adjustments are for changes in our warranty policy resulting from a shift in product lines that impacted our estimate of future warranty costs. The non-recurring losses on purchase commitments relate to inventory supply agreements where the expected losses exceed the benefit of the contracts, and the non-recurring inventory write-down adjustments were for excess and obsolete inventory resulting from a shift in product lines. The non-recurring reduction in force related severance and benefits costs are employee-related costs incurred in relation to the Company’s reduction in force in the third quarter of 2022.

The following table reconciles net loss to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(54,742)	$(13,561)	$(135,020)	$(17,193)
Interest income	(1,304)	(893)	(1,574)	(1,739)
Interest expense	2	—	2	645
Change in fair value of warrant liabilities	9,087	(42,958)	(8,881)	(130,528)
Other expense, net	898	428	1,387	1,320
Provision for income taxes	27	(3)	68	72
Stock based compensation	9,413	10,734	27,428	38,769
Depreciation and amortization	1,875	505	4,066	1,420
CEO transition costs	—	—	—	5,398
Warranty liability policy change	—	—	—	(560)
Transaction bonus	—	—	—	1,653
Loss on purchase commitments	—	11,623	—	11,623
Inventory write-downs	—	582	—	582
Reduction in force related severance and benefits	1,830	—	1,830	—
Adjusted EBITDA	$(32,914)	$(33,543)	$(110,694)	$(88,538)

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and the sale of software and related services, classified as software and other services revenue on our condensed consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and product support and maintenance (“Support”). SaaS subscriptions include licenses for teams and individuals as well as enterprise level subscriptions. For sales of products, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Over time as the adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.

To date, we have invested heavily in building out our direct salesforce and plan to continue to do so, with the ultimate goal of growing adoption at large scale healthcare systems. As we expand our healthcare system software offerings and develop relationships with larger health systems, we continue to expect a higher proportion of our sales in health systems compared to eCommerce.

Cost of revenue

Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and fluctuate as a percentage of product revenue over time as our focus on operational efficiencies in our supply chain may be offset by increased prices of certain inventory components.

Cost of software and other services revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards software and other services. We plan to continue to invest additional resources to expand and further develop our SaaS and other service offerings.

Also included in cost of revenue are losses on product purchase commitments relating to inventory supply agreements where the expected losses exceed the benefit of the contracts. We consider a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on our limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates.

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

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, advertising, promotional costs, conferences and events and related facilities and information technology costs. We expect to continue to make substantial investments in our sales capabilities.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs and outside services. Outside services consist of professional services, legal and other professional fees.

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$13,164	67.1%	$10,848	74.2%	$37,607	69.1%	$33,455	76.8%
Software and other services	6,454	32.9%	3,773	25.8%	16,800	30.9%	10,123	23.2%
Total revenue:	$19,618	100.0%	$14,621	100.0%	$54,407	100.0%	$43,578	100.0%
Cost of revenue:
Product	6,534	33.3%	7,584	51.9%	19,481	35.8%	21,090	48.4%
Software and other services	2,095	10.7%	536	3.7%	5,022	9.2%	1,351	3.1%
Loss on product purchase commitments	—	—%	11,623	79.5%	—	—%	11,623	26.7%
Total cost of revenue:	$8,629	44.0%	$19,743	135.0%	$24,503	45.0%	$34,064	78.2%
Gross profit	$10,989	56.0%	$(5,122)	(35.0)%	$29,904	55.0%	$9,514	21.8%

Operating expenses:
Research and development	23,154	118.0%	21,654	148.1%	69,997	128.7%	54,459	125.0%
Sales and marketing	15,811	80.6%	14,203	97.1%	47,451	87.2%	34,550	79.3%
General and administrative	18,056	92.0%	16,008	109.5%	56,474	103.8%	67,928	155.9%
Total operating expenses	$57,021	290.7%	$51,865	354.7%	$173,922	319.7%	$156,937	360.1%

Loss from operations	$(46,032)	(234.6)%	$(56,987)	(389.8)%	$(144,018)	(264.7)%	$(147,423)	(338.3)%
Interest income	1,304	6.6%	893	6.1%	1,574	2.9%	1,739	4.0%
Interest expense	(2)	(0.0)%	—	—%	(2)	(0.0)%	(645)	(1.5)%
Change in fair value of warrant liabilities	(9,087)	(46.3)%	42,958	293.8%	8,881	16.3%	130,528	299.5%
Other income (expense), net	(898)	(4.6)%	(428)	(2.9)%	(1,387)	(2.5)%	(1,320)	(3.0)%

Loss before provision for income taxes	$(54,715)	(278.9)%	$(13,564)	(92.8)%	$(134,952)	(248.0)%	$(17,121)	(39.3)%

Provision for income taxes	27	0.1%	(3)	(0.0)%	68	0.1%	72	0.2%

Net loss	$(54,742)	(279.0)%	$(13,561)	(92.8)%	$(135,020)	(248.2)%	$(17,193)	(39.5)%

Comparison of the three months ended September 30, 2022 and 2021

Revenue

	Three months ended September 30,
(in thousands)	2022	2021	Change	% Change
Revenue:
Product	$13,164	$10,848	$2,316	21.3%
Software and other services	6,454	3,773	2,681	71.1%
Total revenue:	$19,618	$14,621	$4,997	34.2%

Product revenue increased by $2.3 million, or 21.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in product revenue was primarily driven by higher prices of products sold due to a price increase at the end of the third quarter of 2021. We also saw an increase in volume in our global health and health systems channels that was partially offset by lower volume in our eCommerce and veterinary channels.

Software and other services revenue increased by $2.7 million, or 71.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by a higher volume of our SaaS subscriptions sold in conjunction with sales of our devices, as well as the current year subscription renewals.

Cost of revenue

	Three months ended September 30,
(in thousands)	2022	2021	Change	% Change
Cost of revenue:
Product	$6,534	$7,584	$(1,050)	(13.8)%
Software and other services	2,095	536	1,559	290.9%
Loss on product purchase commitments	—	11,623	(11,623)	(100.0)%
Total cost of revenue:	$8,629	$19,743	$(11,114)	(56.3)%
Percentage of revenue	44.0%	135.0%

Cost of product revenue decreased by $1.1 million, or 13.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily driven by our second-generation device, the Butterfly iQ+, being less costly to produce due to operational efficiencies, partially offset by increased prices of certain inventory components.

Cost of software and other services revenue increased by $1.6 million, or 290.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by higher headcount that supports our software and other services products and increases in cloud hosting costs and amortization expenses.

Loss on product purchase commitments decreased by $11.6 million, or 100.0%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the non-recurrence of such losses in 2022.

Research and development

	Three months ended September 30,
(in thousands)	2022	2021	Change	% Change
Research and development	$23,154	$21,654	$1,500	6.9%
Percentage of revenue	118.0%	148.1%

Research and development expenses increased by $1.5 million, or 6.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by higher product development supplies costs of $0.9 million, software costs of $0.4 million and non-recurring reduction in force related severance and benefits costs of $1.1 million, partially offset by lower recurring personnel costs of $0.8 million.

Sales and marketing

	Three months ended September 30,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$15,811	$14,203	$1,608	11.3%
Percentage of revenue	80.6%	97.1%

Sales and marketing expenses increased by $1.6 million, or 11.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by higher personnel costs of $1.5 million, including non-recurring reduction in force related severance and benefits costs of $0.3 million, and depreciation and amortization expenses of $0.5 million, partially offset by lower marketing costs of $0.8 million.

General and administrative

	Three months ended September 30,
(in thousands)	2022	2021	Change	% Change
General and administrative	$18,056	$16,008	$2,048	12.8%
Percentage of revenue	92.0%	109.5%

General and administrative expenses increased by $2.0 million, or 12.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to higher personnel costs of

$1.3 million, including non-recurring reduction in force related severance and benefits costs of $0.4 million, depreciation and amortization expenses of $0.6 million and professional service fees of $0.5 million, partially offset by lower recruiting expenses of $0.6 million.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

	Nine months ended September 30,
(in thousands)	2022	2021	Change	% Change
Revenue:
Product	$37,607	$33,455	$4,152	12.4%
Software and other services	16,800	10,123	6,677	66.0%
Total revenue:	$54,407	$43,578	$10,829	24.8%

Product revenue increased by $4.2 million, or 12.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in product revenue was primarily driven by higher prices of products sold due to a price increase in the third quarter of 2021 as well as increased sales volumes in our health systems, distributor and veterinary channels, partially offset by lower volumes in our eCommerce channel.

Software and other services revenue increased by $6.7 million, or 66.0%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was driven by a higher volume of our SaaS subscriptions sold in conjunction with sales of our devices, as well as the current year subscription renewals.

Cost of revenue

	Nine months ended September 30,
(in thousands)	2022	2021	Change	% Change
Cost of revenue:
Product	$19,481	$21,090	$(1,609)	(7.6)%
Software and other services	5,022	1,351	3,671	271.7%
Loss on product purchase commitments	—	11,623	(11,623)	(100.0)%
Total cost of revenue:	$24,503	$34,064	$(9,561)	(28.1)%
Percentage of revenue	45.0%	78.2%

Cost of product revenue decreased by $1.6 million, or 7.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily driven by a higher mix of sales of our second-generation device, the Butterfly iQ+, which is less costly to produce due to operational efficiencies, partially offset by increased prices of certain inventory components, a higher volume of accessories sold and $0.6 million of higher warranty expense due to a one-time benefit in the prior year from a change in our warranty liability policy.

Cost of software and other services revenue increased by $3.7 million, or 271.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by higher headcount that supports our software and other services products and increases in cloud hosting costs and amortization expenses.

Loss on product purchase commitments decreased by $11.6 million, or 100.0%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the non-recurrence of such losses in 2022.

Research and development

	Nine months ended September 30,
(in thousands)	2022	2021	Change	% Change
Research and development	$69,997	$54,459	$15,538	28.5%
Percentage of revenue	128.7%	125.0%

Research and development expenses increased by $15.5 million, or 28.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by higher personnel costs of $9.5 million, including higher stock-based compensation expense of $3.1 million and non-recurring reduction in force related severance and benefits costs of $1.1 million, software costs of $1.9 million, product development supplies costs of $1.8 million, facilities-related costs of $1.5 million and professional service fees of $1.2 million.

Sales and marketing

	Nine months ended September 30,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$47,451	$34,550	$12,901	37.3%
Percentage of revenue	87.2%	79.3%

Sales and marketing expenses increased by $12.9 million, or 37.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by higher personnel costs of $9.2 million, including non-recurring reduction in force related severance and benefits costs of $0.3 million, travel and entertainment costs of $1.8 million, facilities-related costs of $1.2 million and software and computer supplies costs of $0.6 million.

General and administrative

	Nine months ended September 30,
(in thousands)	2022	2021	Change	% Change
General and administrative	$56,474	$67,928	$(11,454)	(16.9)%
Percentage of revenue	103.8%	155.9%

General and administrative expenses decreased by $11.5 million, or 16.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to lower personnel costs of $9.0 million, driven by a reduction in stock-based compensation expense of $14.1 million from the non-recurrence of certain stock awards vesting upon the closing of the Business Combination in the prior year and partially offset by non-recurring reduction in force related severance and benefits costs of $0.4 million, lower recruiting expenses of $2.9 million from the non-recurrence of certain costs associated with our CEO transition, and lower professional service fees of $1.5 million. The decrease was partially offset by higher depreciation and amortization expenses of $1.3 million and insurance-related expenses of $0.5 million.

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

Our cash and cash equivalents and investments in marketable securities balance as of September 30, 2022 was $267.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

We have restricted cash of $4.0 million as of September 30, 2022 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.  In addition, we have restricted cash of $0.7 million as of September 30, 2022 for a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). The restriction is expected to lapse as we fulfill our obligations in the grant agreement with BMGF.

The nature of the Company’s cash requirements has not changed significantly during the three and nine months ended September 30, 2022. We have entered into material contractual obligations with third parties for facility lease arrangements for office space and inventory supply agreements. As of September 30, 2022, we had fixed lease payment obligations of $41.1 million, with $3.1 million payable within 12 months. As of September 30, 2022, we had fixed purchase obligations of $71.2 million, with $67.9 million payable within 12 months. We expect to pay for approximately 40% of the fixed purchase obligations payable within the next 12 months using vendor advances.

As of September 30, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash flows

Comparison of the period for the nine months ended September 30, 2022 and 2021

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(140,256)	$(146,410)
Net cash used in investing activities	(91,298)	(319,769)
Net cash provided by financing activities	2,744	563,299
Net (decrease) increase in cash, cash equivalents and restricted cash	$(228,810)	$97,120

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities decreased by $6.2 million, or 4.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was driven by an $11.8 million decrease in net working capital cash usage partially offset by a $5.8 million increase in net loss adjusted for certain noncash items, primarily driven by the change in fair value of warrant liabilities and stock-based compensation expense. The decrease in net working capital cash usage was mainly due to the $15.2 million decrease in cash used by vendor advances, $8.4 million decrease in cash used by prepaid expenses and other assets, $7.4 million decrease in cash used by accrued purchase commitments and $3.6 million decrease in cash used by accounts receivable, partially offset by a $22.9 million increase in cash used by inventories.

Net cash used in investing activities

Net cash used in investing activities decreased by $228.5 million, or 71.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease of $240.8 million in purchases and sales of marketable securities. The decrease was partially offset by an increase in purchases of property and equipment of $12.4 million related to the Company’s new office space and additional investments into our software platform.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $560.6 million, or 99.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the non-recurrence of net proceeds from the Business Combination of $548.4 million and a $16.5 million decrease in option exercises, partially offset by the non-recurrence of the $4.4 million repayment of the Paycheck Protection Program loan.

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

For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended.

Recently Adopted Accounting Pronouncements

The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of September 30, 2022. Our cash and cash equivalents and marketable securities are comprised primarily of bank deposits, money market accounts and equity interests in mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case No. 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey against the Company, its President and Chief Executive Officer, its then Chief Financial Officer, the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer and members of Longview’s board of directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5 and 14a-9 promulgated thereunder.  On August 8, 2022, the Court appointed KNS Holdings LLC DBPP UA Jan. 1, 2016 as lead plaintiff and Levy & Korsinsky as lead counsel.  On November 1, 2022, lead plaintiff, along with plaintiff Carl Metzgar, filed an Amended Class Action Complaint.  In addition to alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, plaintiff also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. (Case No. 1:22-cv-00825) was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant, alleging violation of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting and gross mismanagement.  The lawsuit is premised upon allegedly inadequate internal controls, purportedly misleading representations regarding the Company’s financial condition and business prospects and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, disgorgement and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2022.

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

BUTTERFLY NETWORK, INC.

Date: November 3, 2022	By:	/s/ Todd Fruchterman, M.D., Ph.D.
Todd Fruchterman, M.D., Ph.D.
President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial Officer