Form 10-K
period 2022-12-31
Butterfly Network, Inc.
filed 2023-03-23
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to _

Commission file number: 001-39292

Butterfly Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4618156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 District Avenue

Burlington, Massachusetts 01803

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (781) 557-4800

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $458.1 million.

As of March 17, 2023, the registrant had 177,012,901 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future; and
●	our financial performance.

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
●the ability to maintain the listing of our Class A common stock on the New York Stock Exchange; and
●economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those further described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects or cause a decline in the price of our common stock:

●	We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
●	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development (“R&D”) efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.
●	Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
●	Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.
●	We will be dependent upon the success of our sales and customer acquisition and retention strategies. We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.
●	If we do not successfully manage the development and launch of new products, we will not meet our long-term forecasts, and operating and financial results and condition could be adversely affected.
●	We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants and retaining existing employees and consultants, which could disrupt our operations.
●	We have and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.
●	We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.
●	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
●	If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted and we may have difficulty achieving market awareness and selling our products.
●	The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.
●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.
●	There is no guarantee that the United States Food and Drug Administration (“FDA”) will grant 510(k) clearance or pre-market approval (“PMA”) of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

●	If we fail to obtain marketing authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.
●	Because we do not require training for users of our current products, although they are limited under FDA’s marketing clearances to use by trained healthcare practitioners, there exists a potential for misuse of these products, which could ultimately harm our reputation and business.
●	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
●	Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the American Recovery and Reinvestment Act of 2009 and implementing regulations, consumer protection laws or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation and otherwise be disruptive to our business and operations.
●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.
●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.
●	The exercise of our outstanding warrants for our Class A common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
●	The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.
●	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
●	We are currently subject to a securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 1.BUSINESS

Overview

We are an innovative digital health business transforming care with handheld, whole-body ultrasound. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a unique combination of cloud-connected software and hardware technology that is easily accessed through a mobile application. Butterfly enables the practical application of ultrasound information into the clinical workflow.

Butterfly iQ+ is an ultrasound device that can perform whole-body imaging in a single handheld probe using semiconductor technology. With its small, handheld size, low cost and simple user interface, our Butterfly iQ+ product and Ultrasound-on-Chip™ technology make ultrasound more accessible inside and outside of large healthcare institutions by enabling more connected medicine that brings the power of ultrasound into assessment, diagnosis and treatment processes. Our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet and almost any hospital computer system connected to the Internet.

Through our proprietary, portable handheld solution, protected by a robust intellectual property portfolio and empowered in part by our proprietary software and Artificial Intelligence (“AI”), we aim to create access to valuable clinical insights in any point-of-care setting using innovative ultrasound technology to benefit all patients worldwide, as well as drive earlier detection and support remote management of health conditions. In addition, Butterfly BlueprintTM provides a system-wide ultrasound platform with CompassTM software that integrates into a healthcare system’s clinical and administrative infrastructure to be able to deploy Butterfly iQ+, which we believe can help optimize care at scale across the full spectrum of departments and specialties in a healthcare system, including nursing.

We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors and our eCommerce channel. We generated total revenue of $73.4 million and $62.6 million in the years ended December 31, 2022 and 2021, respectively. We also incurred net losses of $168.7 million and $32.4 million for the years ended December 31, 2022 and 2021, respectively.

We employ approximately 330 employees as of January 31, 2023 and sell our products in approximately 30 countries through our sales force and independent distributors and directly to physicians through our eCommerce channel. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world through global health partnerships.

Corporate History and Information

The Company, formerly known as Longview Acquisition Corp. (“Longview”), was incorporated in Delaware in 2020 as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Longview and Butterfly Network, Inc. (“Legacy Butterfly”), which was founded in 2011, entered into a business combination (the “Business Combination”) on February 12, 2021, Longview was renamed Butterfly Network, Inc. and the business of Legacy Butterfly became our business.

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

We have wholly-owned subsidiaries organized in Australia, Germany, the Netherlands, the United Kingdom and Taiwan.  Our principal executive offices are located at 1600 District Avenue, Burlington, Massachusetts 01803 and our telephone number is (781) 557-4800.

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

Traditional cart-based equipment typically ranges from $45,000 to $60,000 per new device in the mid-range and is required to be operated by trained healthcare professionals. More recently, we have seen the introduction of point-of-care ultrasound (“POCUS”) and handheld devices with an average price point of $10,000, based on $3,000 to $7,000 per probe, some requiring two to three probes to cover a comparable range of cleared indications to the single probe Butterfly iQ+ and an upfront software investment for access to advanced imaging modes (e.g. pulsed-wave Doppler) and workflow (e.g. cloud storage) which can reach upwards of $2,000. Further, these POCUS devices operate off the same platform as traditional cart-based ultrasound, limited by their application of the same 60-year-old piezoelectric crystal technology, leaving limited opportunity for future progress. In contrast, we believe our Ultrasound-on-Chip™ technology can help accelerate the future, by enabling rapid innovation and miniaturization to deploy new form factors and technologies. The transition from traditional crystal sensors to semiconductor chip in ultrasound is designed to enable the portability, versatility, and affordability of medical imaging that we believe provides a competitive advantage for our technology.

Although still required to be operated by trained healthcare practitioners, we are developing a technology roadmap to make it easier for users of all skill levels to use the device. We are focused on increasing the use of imaging during preventive care with the aim to provide the right information earlier in the care process to enable better, more rapid clinical decision making. As we continue to educate and empower ease-of-use, we believe that adoption of ultrasound information as a clinical assessment tool will grow and, in time, we will change the paradigm of care delivery. We believe that this information delivered through imaging with an intuitive user interface will further drive costs down and expand the use of imaging at clinical point-of-care.

Changing standards of care can take decades, but our goal is to make this change happen much faster. We believe AI integration will be one key to accelerating the transition to handheld ultrasound, as it enables ease of use and automation, thereby removing barriers to adoption. We are also committed to empowering the next generation of medical professionals with ultrasound skills and clinical integration knowledge, by bringing Butterfly iQ+ to medical schools across the country.

Market Opportunity

Long term, we are on a journey to address a potential new market that we estimate exceeds $100 billion. We believe our solution addresses an unmet need across an addressable market of 45 million healthcare practitioners, including approximately 2 million veterinarians and veterinary technicians, 13 million medical doctors and 30 million nurses and midwives worldwide.

In the near term, we are first driving adoption with healthcare practitioners, including doctors and nurses in healthcare systems and a focused group of initial customers in the veterinary market, comprised of companion animal, mixed animal, equine veterinarians and veterinary academic institutions.

We believe our solution can address this market and moves beyond the restrictions of the existing ultrasound market, because our solution empowers practitioners with imaging information at point-of-care that is practical, mobile, interoperable, and easy-to-use. Our aspiration is to be as ubiquitous as the stethoscope and a tool used by physicians everywhere and anywhere care is delivered.

We believe our differentiated Butterfly iQ+ handheld device and our growing user base of healthcare systems, medical schools and individual practitioners, position us well to drive an evolution in healthcare. Similar to the human patient market, our solution for the veterinarian market is also driving an impact in veterinary care and education.

We believe the valuable information generated from a small handheld with low cost, quality imaging and an interface designed for ease-of-use are attractive to healthcare systems that seek to improve care at lower cost. These attributes also may allow the use of our Butterfly iQ+ by practitioners beyond traditional health system environments to where health systems look to evolve, such as the home. This evolution would enable the application of ultrasound information in broad clinical utility and practice with patient-performed scanning to home monitoring, subject to our obtaining appropriate marketing authorizations for such intended uses.

The advantages of our technology align with recent industry trends, including the shift to in-home medical care, affordability, harnessing of AI and deep learning, collaboration through the cloud, disruptive medical innovation, and increasing access to care. In addition, by expanding the settings in which medical imaging can be done, the Butterfly iQ+ device may provide opportunities for earlier detection and prevention of disease, while reducing cost. This aligns with the focus on consumer health empowerment, wellness, and acceleration of value-based care, all of which are important themes in the healthcare industry today.

Business Strategy

As the first semiconductor-based, handheld, whole-body ultrasound devices, the Butterfly iQ and iQ+ cloud-based solution is a leading part of the medical imaging revolution. Leveraging this novel technology, our solution can scan, process and store high quality images at the bedside that can then be transferred between systems, as well as address hospital and health system workflows, an interoperability valued by customers in today’s market.

We believe that with our current products and solutions, we have created a new standard for medical imaging, and we are focused on staying at the leading edge of technical innovation. We believe our current portfolio is only the first step in our development and we plan to continually improve it and expand our product and service offerings. In 2022, we launched Butterfly Blueprint and Compass software, an expanded solution, which we are implementing within healthcare systems to enable these customers to deploy our solution at scale.

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

Longer term, as patient-focused, value-based care delivery models continue to scale, we believe handheld ultrasound devices will find a potential market in at-home care settings with at-home medical personnel and patient-performed scanning, subject to appropriate authorizations. From congestive heart failure to renal failure and bladder monitoring, we have already identified key clinical applications that we wish to target and are incorporating these applications into our roadmap. We will work diligently to validate target at-home applications through focused clinical trials and will seek additional regulatory authorizations, as needed.

Products

Our current product portfolio includes a combination of hardware and software, including Butterfly iQ and iQ+ probes, software subscriptions and the Butterfly Blueprint platform. In addition, we also offer cloud-based software solutions to healthcare systems, teleguidance, in-app educational tutorials, formal education programs through our Butterfly Academy software, as well as clinical support and services for large scale deployments.

Butterfly iQ and iQ+

In 2018, Legacy Butterfly commercially launched Butterfly iQ, the world’s first handheld, single-probe, whole-body ultrasound system using semiconductor technology that is commercially available, and in 2020, Legacy Butterfly launched the Butterfly iQ+ with additional features and improved performance. We expect to continue development of our Butterfly iQ+ device with product offerings that may include enhanced performance, additional procedural applications, changes to enable and encourage usage and alternative form factors.

We have sold and shipped more than 80,000 Butterfly iQ and Butterfly iQ+  devices (“iQ devices”). Butterfly iQ+’s list price is approximately $2,700 per device, making it a high-quality and affordable alternative to the costly traditional cart-based equipment and a number of other handheld devices currently on the market. Powered by our Ultrasound-on-Chip™, Butterfly’s high-performance imaging capabilities support fast and confident clinical decision-making, and in 2022, we continued to improve the technology driving the iQ devices, providing enhanced chip technology, AI capabilities and image quality.

Our Butterfly iQ+ device connects directly to a compatible iPhone or Android smartphone or tablet to provide its imaging and software features for more than two consecutive hours according to average use as determined from field data analytics and charges to full battery in approximately five hours. In select countries, our proprietary software harnesses AI designed to drive ease-of-use for image acquisition and improved analysis used to guide and educate practitioners, as well as provide quality control.

The Butterfly iQ+ has over 20 ready-to-use presets generated in part with AI that are designed to optimize images obtained from scanning different areas of the body.

Within the Butterfly application, users can utilize up to six imaging modes, including B-Mode, Color Doppler, M-Mode, Power Doppler, Pulsed-Wave Doppler and Biplane ImagingTM, as well as additional measuring tools used for a variety of specialties, nursing and obstetrician calculations.

These features allow healthcare practitioners to perform surface area and volume measurements on the anatomical objects that are imaged and can use color Doppler to identify movement of fluid, similar to features provided by legacy products in the market.

●	For the obstetric clinicians, the device tools can perform gestational age and amniotic fluid index calculations.

●	The device tools can provide automated bladder volume calculations with 3D visualizations and enable easier line placements using NeedleVizTM technology and Biplane ImagingTM. These tools can be utilized across broad clinical applications and specialties.

●	Using TeleGuidanceTM, healthcare practitioners can perform ultrasound remotely, providing real-time guidance by connecting with a novice user or peer directly from the Butterfly iQ+ app. Through our Teleguidance feature, healthcare practitioners can control the settings of the application while the device is in use and help the user identify the image.

We believe these pre-set settings and intuitive operation features through smartphones will enable healthcare practitioners who are not medical imaging experts to adopt our device, expanding our user base beyond the traditional ultrasound user base. This traditional base of ultrasound users has been limited because existing ultrasound devices often require unique environments and extensive training to operate, while the Butterfly iQ+ device was designed to be used by general and other healthcare practitioners across the healthcare industry.

Butterfly iQ+ is comprised of both durable hardware and dynamic software solutions designed to make ultrasound imaging accessible to all healthcare practitioners, including nurses. We also sell accessories for the iQ devices including cases, adaptors and carts.

Software Subscriptions

We believe that the software and analytics capabilities of our solution, coupled with the Butterfly iQ+ device, empowers smarter and expanded scanning, quality assurance, credentialing, documentation and billing that can generate both incremental revenue for healthcare systems and independent practitioners but also reduce costs for payers from earlier detection and prevention of adverse downstream events due to suboptimal care decisions or treatment complications.

We currently offer different software membership plans, including Pro Individual, our complete ultrasound solution for individual users that is priced at approximately $500 per year, and Pro Custom, an offering that allows individuals to choose their add-on features to suit their needs.  In addition, we offer other membership plans that are specific to customer needs, including iQ+ Care, for bladder scanner and vascular access application solutions, integrated software enterprise solutions to enable ultrasound deployments at scale and medical education subscriptions for universities.

Through our software subscription options, users can upload scanned images to our HIPAA-compliant cloud, which has unlimited storage and links to electronic medical records (“EMRs”), hospital and office systems, allowing for seamless transfer of images that can also be accessed from a desktop computer.

Through our ongoing collaborations with the healthcare community, we are continuing to optimize our software ecosystem, including by harnessing AI to develop additional clinical and product advancements for our users. To date, we have launched a variety of software offerings for individual physicians and launched Butterfly BlueprintTM to develop an operating system intended to address the workflow needs of our large healthcare system customers. We believe that these efforts could drive ease-of-use for image acquisition, improve analysis, and expand its most utilized features with extensive quality control. We plan to continue building solutions and features, including AI, in our software to allow us to develop programs that guide and educate healthcare practitioners on how to utilize the Butterfly iQ+ device, with the goal of improving their clinical impact and productivity globally.

Butterfly Blueprint™

In 2022, we introduced Butterfly Blueprint, a system-wide platform designed to support the scaled deployment of ultrasound across hospitals and health systems to empower more-informed clinical decisions from the bedside and encounter-based workflow. Leveraging Butterfly’s unique combination of a whole-body handheld ultrasound device, software, and services, Blueprint brings hospitals and health systems a complete ultrasound solution. This system-wide offering promotes improved patient care via accessible imaging across multiple disciplines and care settings. By integrating into health systems’ clinical and administrative systems and workflows, Blueprint delivers a clinical assessment tool at scale.

With Butterfly Blueprint, hospitals and health systems can rapidly and easily access ultrasound-enabled insights at the point of care through capabilities such as intuitive, mobile-first workflows; over 20 ready-to-use presets for procedural guidance; and device-agnostic software that integrates with non-Butterfly devices, as well as with other clinical and administrative systems including the Picture Archiving and Communication System (“PACS”) and EMR. The Butterfly Blueprint platform is built for enterprise organizations, including hospital systems, medical schools and residency programs.

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

Butterfly iQ+ Vet

In 2021, we launched Butterfly iQ+ Vet, a handheld ultrasound system that leverages the technology developed for our other iQ devices and is designed to bring value to veterinarians in a variety of care settings, helping to usher in a new standard for veterinary medicine.

As of December 31, 2022, iQ+ Vet is available in approximately 20 international markets, bringing first-of-its-kind innovation to veterinarians. The product includes a specially designed animal-specific probe for ease of use and maneuvering, Color-Doppler and NeedleViz. We are changing the way that veterinarians deliver care, providing more information through imaging at the point-of-care, particularly since their patients do not speak.

Marketing and Sales

We market our products through our targeted U.S. sales organization, which is engaged in sales efforts and promotional activities primarily to health institutions as well as to healthcare institutions through direct sales and distributor partnerships. In the United States, Butterfly has been purchased by a clinician in most of the largest 100 healthcare systems. We use a variety of marketing tools to drive adoption, foster continued usage and establish brand loyalty for our devices and software. We recognize the importance of the role of education in accelerating adoption of our products by those medical professionals without existing ultrasound skills.

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

In 2022, we continued to develop our salesforce and sales support teams with the ultimate goal of growing adoption at large scale healthcare systems. In 2023, we plan to improve the effectiveness of our client experience function to work with our customers to deploy Butterfly iQ+ and Butterfly BlueprintTM. We believe that we can build a community of healthcare system customers around our solution to share insights, techniques, and new regulatory-compliant ways of applying our solution, all of which we believe should continue to drive clinical behavior change, adoption and retention, as well as clinical and economic studies.

As we expanded our healthcare system software offerings and developed relationships with larger health systems in 2022, we have continued to increase the proportion of our sales to health systems compared to eCommerce. Because institutions often make decisions to purchase on a system-wide level, we believe enterprise sales can generate economies of scale with larger volumes and larger numbers of users, while also increasing user retention. The health system channel also yields more comprehensive software subscriptions, which further increases our revenue from devices and subscriptions sold. We are working towards increasingly integrated solutions to maximize our value to large healthcare customers, as well as continuing to improve our sales and support infrastructure. Our ability to connect and integrate with traditional third-party ultrasound systems gives enterprise customers a solution to the governance and workflow challenges that may have previously limited the utilization and billing of point of care imaging devices. Health system customers deploying our solution can benefit from a streamlined clinical workflow that reduces the exam documentation burden typically associated with traditional ultrasound systems. By adopting Butterfly BlueprintTM and CompassTM software, customers can responsibly manage and optimize value from their fleets of point of care imaging devices.

We continue to develop our sales and marketing organization, which consists of a dedicated sales team, sales operations and sales support personnel that are complemented by a marketing team. As of January 31, 2023, we had approximately 60 people employed globally in sales, sales support, and marketing.

Geographic Areas

Butterfly iQ+ is being used in approximately 30 markets. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world, where we have collaborations with non-governmental organizations (“NGOs”) like the Bill & Melinda Gates Foundation (“BMGF”) to deliver our technology to underserved communities. Currently, we have placed our device with over 350 NGOs, entities and healthcare professionals that align with our mission to deliver care around the world and bring potentially lifesaving medical imaging to patients, often for the first time.

POCUS capabilities have been commercially available for decades, yet adoption in low-and-middle income countries is minimal. Butterfly’s global health program seeks to upend that paradigm by leveraging our technology to democratize medical imaging for marginalized and vulnerable populations around the world. Notably, in 2022 we completed the first half of a monumental 1,000 Butterfly iQ+ deployment to Sub-Saharan Africa under a $5.5 million BMGF grant. The program demonstrated that Butterfly’s solution is simple and intuitive enough to train over 500 mid-level practitioners, who had no prior ultrasound knowledge, to become proficient in scanning in less than 10 weeks.

We see our work in the areas of maternal and fetal health as the building blocks for continued impact toward better clinical assessment overall, and we believe our model is applicable to many more geographies and specialties. We anticipate leveraging our work in Sub-Saharan Africa to continue improving access to imaging in other limited resource settings, and we aim to further expand our international customer base in the future. In terms of geographic markets, for the fiscal year ended December 31, 2022, a substantial majority of our revenues were derived from sales to customers based in the United States. We believe our differentiated Butterfly iQ+ handheld device and our growing user base of Butterfly iQ+ practitioners, with sales to or agreements with most of the largest 100 U.S. healthcare systems and across approximately 30 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.

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

Reimbursement

The Butterfly iQ+ leverages pre-existing, routine Current Procedural Terminology® codes (“CPT codes”) that enable healthcare providers and practitioners to obtain per-scan reimbursement in the specialties of anesthesiology, cardiology, critical care, emergency medicine, endocrinology and ultrasound-guided procedures. We intend to pursue incremental, new or expansionary CPT codes for reimbursement in future scan categories and categories concurrent to support the successful go-to-market strategy of the product pipeline.

Competition

Several large companies, such as GE HealthCare, Philips and Fujifilm Sonosite, currently constitute the bulk of ultrasound sales. High regulatory, distribution, manufacturing and service-related long-term contractual costs represent significant barriers to entry for any new player. We expect that the existing market participants will remain strong active players in the future.

As a general matter, we view competition on two levels:

●	Conventional ultrasound systems; and
●	The development of other handheld ultrasound systems with the same or better attributes.

The primary competition comes from established market participants offering conventional ultrasound systems. While Butterfly's target is often non-traditional ultrasound users, we do compete with both traditional ultrasound manufacturers and other handheld ultrasound systems.

Human Capital Resources

Our employees embody our mission to democratize healthcare and to make medical imaging accessible to everyone around the world by using our proprietary technology.  We believe that our people are the reason for our success, and we have organized ourselves to maximize productivity and performance. We maintain a high bar for talent and actively work to build diversity within our workforce.

Demographics.  As of January 31, 2023, we had approximately 330 employees. As of January 31, 2023, approximately 300 of our employees were located in the United States and approximately 30 of our employees were located outside the United States. In August 2022, we implemented a reduction in force of approximately 10% of our workforce. In January 2023, we implemented an additional reduction in force of approximately 25% of our workforce. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed.

Total Rewards. To attract qualified applicants to our company and retain our employees, we offer a competitive total rewards package for all employees, consisting of market-competitive base salaries, annual target cash bonuses that recognize and reward company performance as well as individual results, long-term equity incentives that encourage our employees to focus on long-term value creation, and other comprehensive benefits. In 2022, we added a company match to our 401(k) savings program.

Employee Health. Aligned with our mission to make healthcare more accessible, we believe our employees should not have to worry about their health care costs. At Butterfly, medical, dental, and vision coverage is covered at 100%, and we provide an employer funded health savings account for out-of-pocket expenses. Expecting parents are offered a generous 10-week parental leave and additional 6-8 weeks pregnancy-related leave for birthing parents. Our coverage encompasses mental, physical and emotional wellbeing through our employee assistance program, which provides emotional support, work-life solutions and other personal guidance resources. We are also focused on ensuring all of our employees, as well as temporary contractors and visitors to our sites, can work safely.

Career Growth and Development. We offer a variety of resources and programs that attract, engage, develop, advance and retain employees. In 2022, Butterfly began a multi-year investment in LinkedIn Learning. All of our employees receive an unlimited access license to engage with the LinkedIn Learning Hub, offering more than 5,000 on-demand video tutorials on business, creative and technology topics taught by industry experts. In addition to LinkedIn Learning, all employees have access to Cornerstone OnDemand, a learning management system featuring over 10,000 online courses in areas such as leadership, technology and business skills. Further, in 2022, Butterfly launched a new internal mobility program and internal job board, to provide visibility into open positions at Butterfly for our existing employees. The internal mobility program reflects our commitment to helping Butterfly employees connect with opportunities for growth and development across teams and areas of expertise. Our employee development program also promotes the importance of compliance across our business.

Corporate Culture. In 2022, we also initiated culture diagnostic work that aims to ensure our corporate culture is fit for our future and fully enables our mission. This culture work began with discovery in 2022, utilizing the support of independent surveyors and the Organizational Culture Inventory, a culture diagnostic that measures current organizational behaviors and how organizations leverage their full potential. In 2023, we’ll continue to identify and execute on values and cultural aspirations, which will be uniquely tailored to our organization and congruent with and enacted by our leadership.

Diversity, Equity and Inclusion.  We are committed to growing and cultivating an environment that fosters diversity, equity and inclusion (“DEI”) and values the diverse perspectives, backgrounds, experiences and geographies of our employees and other stakeholders. We seek to promote greater diversity among our employees, enhance knowledge and understanding of key DEI issues and foster an environment where our employees and stakeholders feel included and valued for their diverse experiences and perspectives. We endeavor to hire employees from a broad pool of talent with diverse backgrounds and perspectives. We seek to continuously build on our inclusive hiring strategies, track our progress and hold ourselves accountable for greater diversity. In line with our commitment to building a diverse and inclusive workplace, we have developed and implemented an unconscious bias training program for all hiring managers. We also continue to invest in an industry-leading applicant tracking software for recruiting, which offers a number of tools that reduce bias and make hiring more fair and equitable.

Manufacturing

Our Butterfly iQ+ products are built using both custom-made and off-the-shelf components supplied by vendors and contract manufacturers and vendors located in China, Taiwan and Thailand. The key custom-made component in the Butterfly iQ+ probe is the ultrasound transducer module consisting of a custom micro-electro-mechanical systems ultrasound semiconductor chip and lens.

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

Many of our Butterfly iQ+ probes are manufactured, tested and shipped by Benchmark Electronics, Inc. (“Benchmark”) from its facilities in Thailand and New Hampshire. We believe that this manufacturing strategy and supply chain is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for our Butterfly iQ+ products, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed.

Key Agreements

Foundry Service Agreement with Taiwan Semiconductor Manufacturing Company Limited

We entered into a Foundry Service Agreement (the “FSA”) with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) in March 2019, as amended on October 1, 2020, under which TSMC agreed to manufacture integrated circuits used for the semiconductor chips in our probes. The FSA allows us to place purchase orders with TSMC, which are not binding until accepted by TSMC. The FSA also provides for TSMC to use commercially reasonable efforts to manufacture our products at TSMC and for us to meet monthly minimum purchase obligations. Under the FSA, we prepaid an amount to TSMC to be used against a portion of the purchase price for future purchases once the prepayment amount is reached. To the extent that we fail to fulfill our monthly wafer consumption requirement, TSMC has the right to deduct the shortfall from payments made by us to TSMC. In addition, we are required to buy back from TSMC unused raw wafers that TSMC purchases from its supplier.

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

The FSA’s current term expires on December 31, 2024, subject to automatic renewal for successive two-year terms unless terminated by either party upon three months’ notice prior to the end of the then-current term. The FSA may also be terminated by written notice at any time upon the bankruptcy or insolvency of or upon or after a material breach by the other party. After the initial two-year term (which ended on December 31, 2022), either party may terminate the FSA immediately, with or without cause, by giving the other party 12 months’ prior written notice of termination. In addition, TSMC may terminate the FSA if we do not place a purchase order for a period of 12 consecutive months or upon certain change of control transactions, including a merger, consolidation or other change of control or similar transactions to which we are party involving a semiconductor provider.

In connection with the FSA, we and TSMC developed a proprietary manufacturing process and continue to collaborate on manufacturing process improvements.

Manufacture and Supply Agreement with Benchmark Electronics, Inc.

In October 2015, we entered into a Manufacture and Supply Agreement (the “MSA”) with Benchmark, as amended on August 2019 and February 2021. Under the MSA, Benchmark agreed to manufacture our products pursuant to binding purchase orders, as well as non-binding forecasts. The parties have agreed to meet periodically regarding any minimum order quantities under the MSA.

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

Pursuant to the February 2021 amendment, we agreed to provide global production exclusivity to Benchmark for our current products and other handheld probes which may be manufactured for us, for a specified exclusivity period, in exchange for delayed payment of certain invoices that we paid in March 2021. The exclusivity period is terminable and we have the right to purchase products from another supplier in the event that Benchmark fails to deliver more than 10% of the products, based on the revenue of orders during the then-current calendar quarter. Notwithstanding the foregoing, we have the right to purchase our products from third parties other than Benchmark, subject to prior notice.

The MSA’s current term expires on October 1, 2024, subject to automatic renewal for successive two-year terms unless either party gives 180 days’ prior written notice before the end of the then-current term to the other party electing not to renew the MSA. The MSA or any purchase order under the MSA may be terminated by either party for convenience upon 90 days’ prior written notice to the other party. The MSA may also be terminated by either party by written notice upon the occurrence of (i) a breach by the other party under the MSA which is not cured within 30 days after written notice by the terminating party, (ii) the other party becomes insolvent, dissolves, liquidates or ceases to conduct business or (iii) the occurrence of payment-related breaches. Benchmark may also terminate the MSA upon the filing of any petition against us under bankruptcy or similar laws, where such petition is not vacated within 10 days via court order.

Exclusive Distribution Agreement with Cardinal Health 105, Inc.

In July 2018, we entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Cardinal Health 105, Inc. (“Cardinal Health”). Under the Distribution Agreement, Cardinal Health acts as the distribution agent and authorized distributor of record of our products to our customers, including, but not limited to, wholesalers, specialty distributors, physicians, clinics, hospitals, pharmacies and other healthcare providers, in the United States. Under the Distribution Agreement, we provide Cardinal Health with forecasts of the volume of our products to be handled and distributed by Cardinal Health. We make payments to Cardinal Health for its distribution services pursuant to a fee schedule.

The Distribution Agreement’s current term expires on August 31, 2024. The Distribution Agreement is subject to automatic renewal for additional successive two-year terms unless we terminate the agreement upon 90 days’ prior written notice or Cardinal Health terminates the Distribution Agreement upon written notice of non-renewal to us at least 180 days prior to the end of the then-current term. Either party may terminate the Distribution Agreement upon (i) the other party’s entry into bankruptcy proceedings, receipt of a bankruptcy order that is not discharged within 30 days, or similar events, or (ii) a material breach by the other party that is not cured within 30 days after the non-breaching party gives written notice. Additionally, if we breach our payment obligations under the Distribution Agreement and such breach is not cured within 15 days after Cardinal Health provides written notice of non-payment, Cardinal Health may terminate the agreement upon 90 days’ prior written notice.

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

Butterfly iQ, iQ+ and Related Technology

As of December 31, 2022, we owned approximately 900 issued patents and pending patent applications in the United States and foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between approximately 2030 and 2042.

In addition to patents, we also rely on trademarks, trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using or incorporating the proprietary rights of third parties during their engagement with us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

License Agreements

We have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to our technologies or other intellectual property rights or assets.

Exclusive (Equity) Agreement with Leland Stanford Junior University

In June 2013, we entered into an Exclusive (Equity) Agreement (the “Stanford Agreement”) with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). Pursuant to the Stanford Agreement, Stanford granted us a co-exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by patent rights to Stanford’s wafer bonding technology. The rights licensed to us are for ultrasound applications using the wafer bonding technology excluding certain applications, and the license remains exclusive, except for certain non-exclusive applications, until the earlier of December 23, 2023, or the seventh anniversary of the first sale of any product using the licensed technology, and thereafter will be nonexclusive until the last licensed patent expires. The last licensed patent is currently expected to expire in 2030. The rights licensed to us, except for the non-exclusive applications, are sublicensable during such exclusive term, subject to our continued development or sale of the products using the technology licensed under the agreement and, following the exclusive term, subject to Stanford’s prior approval. The Stanford Agreement outlines certain milestones to be met by us in connection with the development and sales of these products.

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

Stanford may terminate the agreement in the event that we are materially delinquent on any payment, fail to diligently develop and commercialize a product incorporating the licensed technology, materially miss a milestone under the agreement, are in material breach of any substantive provision under the agreement, or knowingly provide any false report or are materially delinquent on any report, in each case which is not remedied within the applicable cure period. In addition, if we are not diligently developing and commercializing such a product incorporating the licensed technology, materially miss a milestone or knowingly provide a false report or are delinquent on any report, and we do not cure, the agreement shall not terminate, but it remains subject to termination by Stanford and the license shall convert to a non-exclusive license. We may terminate the agreement at any time upon at least 30 days’ prior written notice. Upon termination of the agreement, all rights to the licensed technology revert to Stanford. Our obligation to pay royalties accrued or accruable survives any termination or expiration of the agreement.

Government Regulation

The medical devices that we manufacture and distribute are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, packaging, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device can be approved for marketing and commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to paying for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.

U.S. Laws and Regulations

At the federal level, our ultrasound products and certain accessories, such as our charging cable and chargers, are medical devices subject to extensive and ongoing regulation by the FDA. Under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and its implementing regulations, the FDA regulates product design and development, nonclinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, packaging and labeling, storage, advertising and promotion, distribution, recalls and field actions, servicing and post-market clinical surveillance. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for electronic products that emit radiation, such as x-rays, although diagnostic ultrasound products like ours are subject only to a limited portion of those requirements. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

In addition, the commercialization and use of our devices in the United States is subject to regulation by the U.S. Department of Health and Human Services (“HHS”) and state agencies responsible for reimbursement and regulation of payment for health care items and services. Federal laws and regulations apply primarily in connection with government payer programs such as the Medicare and Medicaid programs, but state laws apply more broadly, encompassing health care items and services covered by private payers. At the state and federal level, the government’s interest is in regulating the quality and cost of health care and protecting the independent clinical judgment of licensed healthcare providers.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products to ensure that any claims made in commerce are consistent with the products’ regulatory clearances, that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that patient or physician testimonials or endorsements we or our agents disseminate comply with disclosure and other regulatory requirements. In general, medical device manufacturers and distributors may not promote or advertise their products for uses not within the scope of a given product’s intended use(s), make unsupported safety and effectiveness claims, or use third parties to make claims about the product that the manufacturer/distributor could not lawfully make itself.

FDA Regulation of Medical Devices

The FDA classifies our iQ devices as Class II intermediate-risk medical devices. As required for Class II devices, we received clearance pursuant to Section 510(k) of the FDCA (“510(k)”) for commercial sale of our Butterfly iQ device in 2017, and in 2020 the FDA determined that our Butterfly iQ+ device was eligible to be marketed under the original 510(k) clearance. A premarket notification must demonstrate that the device is “substantially equivalent” to a legally marketed device, known as a predicate device, and in some cases may require submission of clinical data. A predicate device may include a device that was legally marketed prior to May 28, 1976 for which a PMA is not required (known as a “pre-amendments device” based on the date of enactment of the Medical Device Amendments of 1976), a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A premarket notification is subject to a user fee.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the De Novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

We are subject to ongoing FDA regulations applicable to commercially marketed devices, including, but not limited to, requirements for maintaining a quality system in compliance with the FDA’s Quality System Regulation (“QSR”) and manufacturing our devices in compliance with the FDA’s current Good Manufacturing Practices as set forth in the QSR, appropriately labeling of our devices and their packaging, recalling devices that are defective or could be a health risk, reporting to the FDA of actual or potential deaths or serious injuries and certain malfunctions involving our devices and undergoing periodic inspections by the FDA. Following such inspections, the FDA may issue inspectional observations on a Form FDA 483, which identifies instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. Failure to comply with applicable regulatory requirements could result in enforcement actions by the FDA such as shutting down our manufacturing operations, requiring us to recall our products, refusing to approve new marketing applications or assessing civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.

The FDA considers our proprietary software and data transfer service to be a medical device data system (“MDDS”). An MDDS does not require 510(k) clearance, and software that meets the definition of an MDDS is excluded from the definition of “device” under the FDCA and from the regulations applicable to devices.

Future products we develop may be classified as Class III high-risk devices, which require a PMA. Applications for a PMA typically require extensive data, including nonclinical and clinical testing data, demonstrating the device’s safety and efficacy for its intended use. FDA conducts an in-depth review of the information submitted in the PMA application and a pre-approval inspection of the manufacturing facility to evaluate compliance with the QSR. Future modifications to our existing devices that could significantly affect their safety or effectiveness or would constitute a major change in their intended use would require a new 510(k) clearance, which may require extensive nonclinical testing. If the modification results in a device being reclassified as a Class III high-risk device, then a PMA application would be required or we may be able to submit a De Novo request for classification if the device is low to moderate risk. The 510(k) clearance, De Novo classification, and PMA application processes can be expensive, uncertain and lengthy and could materially affect the timing of future product and/or modification launches.

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) premarket notification or De Novo classification request. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain institutional review board (“IRB”) approval of the proposed investigation for each clinical site. The IRB reviews the informed consent form and other documents to ensure human subject protection, and is responsible for the continuing review of the clinical study. In addition, if the device presents a “significant risk” (as defined by FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption (“IDE”) application. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating or treating disease or otherwise presenting impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. If the FDA determines that there are deficiencies or other concerns with an IDE application for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials, including those for non-significant risk devices, must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice (“GCP”) requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Required records and reports are subject to inspection by the FDA. Certain clinical trials of devices must be listed on clinicaltrials.gov.

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

Anti-kickback Laws.   The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The HHS — Office of the Inspector General, has issued regulations, commonly known as safe harbors, which set forth certain provisions that, if satisfied in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws. The Anti-Kickback Statute is broadly interpreted and aggressively enforced, with the result that beneficial commercial arrangements can be criminalized in the healthcare industry because of the Anti-Kickback Statute.

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

Federal False Claims Act.   The federal False Claims Act prohibits knowingly presenting, or causing to be presented, a false claim, or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000, with penalties adjusted for inflation annually, set as of January 30, 2023 at $13,508 to $27,018, for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. In addition, the Affordable Care Act amended federal law to provide that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

Federal Physician Self-Referral Law.   The Federal Physician Self-Referral Law (the “Stark Law”) prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute: to the extent that the statute is implicated and an exception does not apply, the statute is violated. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients. Violations of the Stark Law must be reported and unauthorized claims must be refunded to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. Violations of the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Law and/or the federal False Claims Act can also form the basis for exclusion from participation in federal and state healthcare programs.

Civil Monetary Penalties Law.   The Civil Monetary Penalties Law (“CMPL”) authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions (as defined in the CMPL). Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.

State Analogs of Federal Fraud and Abuse Laws.   Many U.S. states have their own laws intended to protect against fraud and abuse in the healthcare industry and more broadly. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects. Penalties for violating these laws can range from fines to criminal sanctions.

HIPAA and Other Privacy Laws and Regulations.   HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” (“PHI”) under HIPAA. HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. HIPAA requires covered entities to comply with privacy regulations limiting the use and disclosure of PHI (the “Privacy Rule”) and security regulations that require the implementation of administrative, physical and technical safeguards to protect the security of such information (the “Security Rule”). HIPAA also requires covered entities to provide notification to affected individuals and to the federal government in the event of a breach of unsecured PHI (the “Breach Notification Rule”). Certain provisions of the Privacy Rule and all provisions of the Security Rule apply to “business associates,” or organizations that provide services to covered entities involving the use or disclosure of PHI. Business associates, like us, are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The HIPAA privacy and security rule impose and will continue to impose significant costs on us in order to comply with these standards.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act (“CCPA”) which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, the CCPA creates a private right of action for certain data breaches that result in the loss of personal information of California residents, and this private right of action may increase the likelihood of, and risks associated with, data breach litigation. Currently, clinical trial data and information governed by HIPAA are exempt from the current version of the CCPA, but possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act (“CDPA”) was signed into law. The CDPA becomes effective January 1, 2023, and contains provisions that, in addition to other mandates, require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in consent from Virginia consumers to process certain sensitive personal information.

Further data privacy and security laws and regulations in foreign jurisdictions may be more stringent than those in the U.S. (such as the European Union (“EU”) which adopted the EU General Data Protection Regulation (“GDPR”), which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect. See “International Laws and Regulations” below.

FCPA and Other Anti-Bribery and Anti-Corruption Laws.   The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals or organizations in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

Physician Payments Sunshine Act.    As a manufacturer of U.S. FDA-regulated devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to track and annually report certain payments and other transfers of value that we make to U.S.-licensed physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners) other licensed health care practitioners (i.e. physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives), and U.S. teaching hospitals. The Centers for Medicare and Medicaid Services has the potential to impose penalties of up to $1.15 million per year, with penalties adjusted for inflation annually, for violations of the Physician Payments Sunshine Act, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

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

International Laws and Regulations

International marketing and distribution of medical devices are subject to regulation by foreign governments, and such regulations may vary substantially from country to country. The time required to obtain marketing authorization in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the EU, United States, Canada and various other industrialized countries.

In the EU, medical devices must be CE marked in order to be marketed. CE marking a device involves working with a notified body (or in some cases, for the lowest risk class devices, the manufacturer can self-certify) to demonstrate that the device meets all applicable requirements of the EU medical devices legislation. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

The EU’s Medical Device Directive 93/42/EEC (“MDD”) has been replaced by the EU Medical Device Regulation 2017/745 (“EU MDR”) which became effective on May 26, 2021. The EU MDR was adopted with the aim of ensuring better protection of public health and patient safety. The EU MDR, among other things, aims to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices. Unlike the MDD, the EU MDR is directly applicable in all EU Member States without the need for member states to implement the legislation into national law. This aims at increasing harmonization across the EU.

The EU MDR requirements will phase in on a product-by-product basis as certifications issued under the MDD lapse and, as currently implemented, will require all products to undergo review and approval under these new regulations no later than May 26, 2024. However, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within such time period, the European Commission has adopted a proposal to extend the transition period by some years, depending on the risk class of the device. Such proposal is currently being considered for adoption by the

European Parliament and Council. Some of the EU MDR requirements have, however, applied in replacement of the corresponding requirements of the MDD since the EU MDR came into effect, including with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

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

As a result of the United Kingdom (“UK”) leaving the EU, the regulatory framework and regimes for medical devices in the UK and the EU have diverged, as the new EU MDR is not applicable in the UK. In particular, a new UKCA mark was introduced for medical devices placed on the Great Britain market (which includes England, Scotland and Wales). Northern Ireland has adopted a hybrid approach as a result of the divergence in accordance with the Northern Ireland Protocol. Manufacturers can continue placing CE marked medical devices on the Great Britain market for the time being, however from July 1, 2024, transitional arrangements will apply for CE and UKCA marked medical devices placed on the Great Britain market. These transitional arrangements have not yet been brought into force through UK Medical Devices Regulations, but the UK Government intends to introduce legislation by Spring 2023 that will bring these into force.

Outside the United States, a range of anti-bribery and anti-corruption laws, as well as some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Such laws include, but are not limited to the UK Bribery Act of 2010. Further, the EU Member States have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.

In the EU, the EU General Data Protection Regulation (“GDPR”) imposes stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry. We are subject to, and work to maintain compliance with the GDPR. The GDPR applies across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EU-based data subjects, including: providing disclosures about how their personal data will be used; high standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; rights for individuals to have access to their personal data, to be “forgotten” and rights to data portability; the principle of accountability and demonstrating compliance through policies, procedures, training and audit. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Companies subject to the GDPR must allocate substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect to incur continued costs associated with maintaining compliance with GDPR into the future.

We will also be subject to evolving EU laws on data export, where we transfer data outside the EU to ourselves, group companies or third parties. The GDPR only permits exports of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must implement a valid transfer mechanism (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), or Schrems II. This decision  invalidated the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. In the same decision, the CJEU deemed that the Standard Contractual Clauses, or SCCs, published by the EU Commission are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. On June 4, 2021, the EU Commission issued new SCCs that account for the CJEU’s decision and other developments. Consequently, it is an ongoing challenge for data importers like us to identify compliant methods of data transfers necessary for their businesses. There is some risk of data transfers from the EU being halted.

Moreover, the UK leaving the EU could lead to further legislative and regulatory changes. Further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law (the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is currently in line with the GDPR. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these have been put on hold. There may be further divergence in the future, including with regard to administrative burdens. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Although the UK is regarded as a third country under the GDPR, the EU Commission has issued a decision recognizing the UK as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing. The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement (“UK IDTA”), which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country.

Information Available on the Internet

Our internet address is www.butterflynetwork.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, proxy, and information statements and all amendments to those reports, will be available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website is not meant to be incorporated into, and does not constitute a part of, this Annual Report on Form 10-K or any of our other filings with the SEC.

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

Since our inception, we have engaged in R&D activities and launched our first product, Butterfly iQ, in the fourth quarter of 2018, and our second product, Butterfly iQ+, in 2020. Since commercialization of the Butterfly iQ, we also engaged in the continued development and sales of our enterprise software. We have financed our operations primarily through the issuance of equity securities and convertible debt. We have incurred net losses of $168.7 million, $32.4 million and $162.7 million in the years ended December 31, 2022, 2021 and 2020, respectively. Our accumulated deficit as of December 31, 2022 was $595.9 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of our products and service offerings in line with the demand from current and future customers and our aggressive business strategy. We may be unable to achieve any or all of these goals.

We may need to raise additional funding to expand the commercialization of our products and services and to expand our R&D efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

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

We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than we do. Our primary competitors include GE HealthCare, Philips, Canon Medical Systems (f/k/a Toshiba Medical), Hitachi and Siemens Healthineers, which, per IHI Markit data, are the top five manufacturers of legacy cart-based incumbent ultrasound devices.

In addition, many of our competitors are well-established manufacturers with significant resources and may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.

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

During the years ended December 31, 2022, 2021 and 2020, approximately 30%, 31% and 28%, respectively, of our product and service revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:

●	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;
●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;
●	trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;
●	difficulties and costs of staffing and managing foreign operations;
●	difficulties protecting, procuring or enforcing intellectual property rights internationally;
●	required compliance with anti-bribery laws, such as the FCPA and the UK Bribery Act of 2010, data privacy requirements, labor laws and anti-competition regulations;
●	laws regulating the confidentiality of sensitive personal information and the circumstances under which such information may be released and/or collected, such as HIPAA, the HITECH Act, the GDPR and the UK GDPR;
●	laws and business practices that may favor local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	political and economic instability and war or other military conflict, including the ongoing conflict occurring in Ukraine, which could have a material adverse impact on our sales in Europe and elsewhere; and

●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim or preliminary data from any clinical studies that we may conduct in the future, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data we previously published. As a result, interim or preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular investigational device or device and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular device, investigational device or our business. If the interim or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to use such results to support the marketing of our products may be jeopardized.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel as well as our management team and our R&D, manufacturing, software engineering and sales and marketing personnel. Competition for qualified personnel is intense. Several members of our senior management team ended their service with us during the past year. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have signed offer letters or employment agreements with us, but their service is at-will and may end at any point in time. In addition, all of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we increased our employee compensation in 2022 and in the future we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and there is no assurance that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand our products and services at a technical level to effectively identify and sell to potential new customers and develop new products. Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. Recruiting, training and retention difficulties can limit our ability to support our R&D and commercialization efforts. From time to time, our efforts to attract, recruit, train, retain, integrate and motivate key personnel may also subject us to litigation or other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by current or former employees, government agencies or others, through private actions, class actions, administrative proceedings or other litigation. These legal proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour, discrimination, harassment, wrongful termination, retaliation, violations of law or other concerns. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Further, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may consume management’s bandwidth and attention, some or all of which may negatively impact our financial condition and results of operations.

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

We have chosen to engage a single supplier, TSMC, to supply and manufacture a key component of our products. If TSMC fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, or if this relationship is terminated for other reasons, our ability to source our devices would be negatively and adversely affected. In addition, our obligation to purchase a minimum volume from TSMC may adversely affect our cash flows.

We have chosen to engage a single supplier, TSMC, a semiconductor manufacturer, to manufacture and supply all of the wafers used to create the semiconductor chips in our probes. See “Item 1. Business — Manufacturing — Key Agreements — Foundry Service Agreement with Taiwan Semiconductor Manufacturing Company Limited”. Since our contracts with TSMC are non-exclusive and do not commit TSMC to supply or manufacture quantities beyond the amounts included in our forecasts, TSMC may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If TSMC is unable to supply components or devices, our business would be harmed.

We entered into an FSA with TSMC, under which TSMC agreed to manufacture, and we committed to purchase, a minimum volume of the wafers used for the semiconductor chips in our probes. Our minimum purchase obligation could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes. Pursuant to the FSA, we are required to buy back from TSMC any unused raw wafers. If we are required to buy back from TSMC any unused raw wafers pursuant to the FSA, our cash flows may be adversely impacted.

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

We rely on a single contract manufacturer, Benchmark, to test, assemble and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.

In October 2015, we entered into an MSA with Benchmark. Under the MSA, as amended effective in August 2019 and February 2021, Benchmark will manufacture our products pursuant to binding 90-day purchase orders, as well as non-binding 180-day “forecasts” estimating our product shipment requirements, submitted by us to Benchmark each month, which may become binding in certain cases. We also have certain inventory related obligations, including the obligation to purchase excess and obsolete components from Benchmark. In addition, pursuant to the February 2021 amendment, we agreed to provide global production exclusivity to Benchmark for our current products and other hand-held probes which may be manufactured for us, for a specified exclusivity period. See “Item 1. Business — Manufacturing — Key Agreements — Manufacture and Supply Agreement with Benchmark Electronics, Inc”.

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

Due to supply constraints, we have seen our costs increase in 2022 but we were largely able to offset these costs through manufacturing efficiencies and pricing actions. However, we expect there will continue to be supply constraints; our suppliers are continuing to raise prices and may continue to raise prices in the future, which we may not be able to offset through manufacturing efficiencies or pricing actions. Because we currently rely on TSMC to supply our custom components and on Benchmark to manufacture our finished products, such pricing pressures from either party could increase our costs and force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

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

We rely on limited or sole suppliers for certain materials and components that are used in our products. While we periodically forecast our needs for such materials and enter into standard purchase orders with them, we do not have long-term contracts with some of these suppliers. If we were to lose such suppliers, or if such suppliers were unable to fulfill our orders or to meet our manufacturing specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay.

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

We have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC and the NYSE. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, our executive officers and other personnel will need to devote substantial time regarding operations as a public company and compliance with applicable laws and regulations. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

Changes in tax legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to use net operating losses and certain other tax assets to offset future income may be subject to certain limitations.

As of December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of approximately $552.2 million, of which approximately $73.7 million will begin to expire in 2031 if not utilized. Unused NOLs may be carried forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For Section 382 purposes, an ownership change generally occurs where the aggregate equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). The Company completed an ownership shift analysis through September 30, 2021 and determined that an ownership change occurred on February 12, 2021 within the meaning of Sections 382 and 383 of the Code. Based on our ownership change limitation study, we are limited to utilize only a portion of our pre-change federal NOLs and tax credits until 2026. However, the limitation due to the ownership change will not result in any of the NOLs or tax credits expiring unutilized. The Company updated its ownership analysis under IRC Section 382 with publicly available data as of December 31, 2022 and determined that there has not been an ownership change since the last ownership change event on February 12, 2021. However, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs and tax credits may also be limited under similar provisions of state laws. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. In addition, under the current law, federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such NOLs may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. State NOLs and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws by us or our agents.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our planned future reliance on independent distributors to sell our products internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the UK Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure investors that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

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

Our ultrasound imaging products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

●	design, development and manufacturing processes;
●	labeling, content and language of instructions for use and storage;
●	product testing, non-clinical studies and clinical trials;
●	regulatory authorizations, such as pre-market clearance or PMA;
●	establishment registration, device listing and ongoing compliance with the QSR requirements;
●	advertising and promotion;
●	marketing, sales and distribution;

●	conformity assessment procedures;
●	product traceability and record-keeping procedures;
●	review of product complaints, complaint reporting, recalls and field safety corrective actions;
●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
●	post-market studies (if applicable); and
●	product import and export.

The laws and regulations to which we and our products are subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Further, if a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. If such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application, De Novo classification request, or 510(k) notification, a company must, among other things, apply for and obtain IRB approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements, however, an IDE application is not required if such abbreviated requirements are met.

In addition, we may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

We are also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of our devices, labeling regulations and medical device reporting (“MDR”) regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable to Butterfly, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

●	Untitled Letters, Warning Letters, fines, injunctions, consent decrees and civil penalties;
●	customer notification, or orders for repair, replacement or refunds;
●	voluntary or mandatory recall or seizure of our current or future products;
●	administrative detention by the FDA of medical devices believed to be adulterated or misbranded;
●	operating restrictions, suspension or shutdown of production;
●	refusal of our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;
●	rescission of 510(k) clearance or suspension or withdrawal of PMAs that have already been granted; and
●	criminal prosecution.

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

The primary regulatory environment in Europe is that of the EEA, which is comprised of the Member States of the EU, Iceland, Liechtenstein and Norway. We cannot be certain that we will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA in light of the current transition period between the prior system, the MDD, to the current system, the EU MDR. The EU MDR came into force in May 2017 but initially allowed a three-year transition period until May 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. A one-year delay of the compliance date of the EU MDR was implemented in response to the COVID-19 pandemic, such that May 2021 was the deadline for industry compliance. Compared to the

MDD, the EU MDR promotes a shift from the pre-approval stage (i.e., the path to CE marking) to a life-cycle approach and places greater emphasis on clinical data and clinical evaluations to assure the safety and performance of new medical devices. Moreover, the EU MDR includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. Among other changes, many device manufacturers will need to switch notified bodies to one that has received its designation under the EU MDR, which will require those manufacturers to undergo an audit and have all their documentation reviewed by the new notified body before it can assess their medical device products under the new standards. European medical device manufacturers and distributors are currently benefiting from a grace period for legacy MDD certificates that lasts until May 26, 2024. However, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within such time period, the European Commission has adopted a proposal to extend the grace period by some years, depending on the risk class of the device. Such proposal is currently being considered for adoption by the European Parliament and Council.  For a product to qualify for the grace period, there must be no significant changes to such a legacy medical device as described in its existing MDD certificate; the recertification process under the EU MDR requires a demonstration that the performance and the safety of the currently marketed medical device has been maintained and that the system meets the new regulatory requirements. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the EU, and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

If we, our contract manufacturers or our component suppliers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure investors that our facilities or our third-party manufacturers’ or suppliers’ facilities would pass any future quality system inspection. Failure of our or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse quality system inspection finding could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations. Any such failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

In addition, any of our products shipped internationally are also required to comply with the International Organization for Standardization (“ISO”) quality system standards as well as EU Regulations and norms in order to produce products for sale in the EU. The FDA published proposed regulations in 2022 intended to modernize and harmonize the QSR with the applicable ISO standards, which, if finalized, may have wide-reaching effects on medical device production and the industry as a whole.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated adverse events or product malfunctions may result in a voluntary or involuntary product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations, such as a failure to obtain marketing approval or clearance before launching a new product. In February 2020, we initiated a voluntary recall of two software tools after being notified by the FDA that each of them required clearance via a 510(k) pre-market notification. The FDA evaluated the recall and subsequently terminated it in June 2020. In general, if we decide to make a change to our product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. If a change to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

Direct-to-consumer marketing and social media efforts may expose us to additional regulatory scrutiny, including from the FTC and other consumer protection agencies and regulators.

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

Under the Federal Trade Commission Act (the “FTC Act”) the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. We plan to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and have a material adverse effect on our business.

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

While we believe and make every effort to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in federal health care programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General for the U.S. Department of Health and Human Services (“OIG”), the Centers for Medicare & Medicaid Services (“CMS”), and the U.S. Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. In many countries, the healthcare professionals that medical device distributors regularly interact with may meet the definition of a foreign official for purposes of the FCPA. International business operations are also subject to various other international anti-bribery laws such as the UK Bribery Act of 2010. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations, among other adverse consequences.

If we are found to have violated laws protecting the confidentiality and security of health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality and security of individually identifiable health information and PHI and restricting the use and disclosure of that protected information. In particular, the HHS has promulgated privacy rules and security rules under HIPAA. The HIPAA privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA security rules require the implementation of administrative, physical and technical safeguards to protect the security of PHI. HIPAA applies to health plans, health care providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities.” HIPAA also applies to “business associates,” or organizations that provide services to covered entities involving the use or disclosure of PHI. Business associates, like us, are subject to direct liability for violations of HIPAA.

Penalties for HIPAA violations can be issued by the HHS’s Office for Civil Rights, the U.S. Department of Justice, and state attorneys general. Financial penalties can range from $100 to $50,000 per violation, with a maximum penalty of $1.5 million per year for violation, with penalties adjusted for inflation annually. HIPAA authorizes states attorneys’ general to file suit on behalf of state residents; in such cases, courts can award damages, costs and attorneys’ fees related to HIPAA violations in addition to the aforementioned financial penalties. While HIPAA does not create a private right of action allowing individuals to sue in civil court for HIPAA violations, the HIPAA rules have been used as the basis for a duty of care claim in state civil suits for negligence or recklessness in the misuse or breach of PHI. Further, to provide “covered entity” clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. If we fail to comply with the terms of our business associate agreements, we may also be liable contractually.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to privacy, data sharing and data protection, AI and use of machine learning, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, corrupt practices, fraud, waste and abuse restrictions, and securities law compliance. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, both the federal and various state governments of the United States have adopted or are considering laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about customers or their devices. The CCPA, for example, which became effective January 1, 2020, substantially expands privacy obligations of many businesses providing services to California residents, including us. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new rights, such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. If we fail to comply with these regulations, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, the CPRA, which became operational on January 1, 2023, expands on the CCPA, creating new consumer rights and protections, including: the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update our privacy program to ensure compliance with the CPRA and may incur additional costs and expenses in our effort to comply.

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. For example, the GDPR and the UK GDPR impose stringent operational requirements for the collection, use, storage of, protection of and disclosure of personal data.. The GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with the supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR and UK GDPR. The European regime also includes directives which, among other things, require EU member states to regulate marketing by electronic means, the use of web cookies and other tracking technology. Each EU Member State and the UK has transposed the requirements of such directives into its own national data privacy regime, and therefore, the laws may differ between jurisdictions.

We may also be subject to EU and UK rules with respect to cross-border transfers of personal data out of the EEA, and legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and the UK to third countries such as the U.S. Future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

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

In the ordinary course of our business, we collect and store sensitive data, intellectual property and proprietary business information owned or controlled by us or our users. This data encompasses a wide variety of business-critical information, including R&D information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

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

Further, unauthorized access, loss or dissemination of sensitive information could also disrupt our operations, including our ability to conduct R&D activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business and reputation. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our products could be delayed.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and as a result, certain sections of the Act have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes under the Affordable Care Act remain possible. In addition to the Affordable Care Act, there have been and will likely continue to be other federal and state changes that affect the provision of healthcare goods and services in the United States. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products and services are paid for and reimbursed by government and private payers, our business could be adversely impacted. Moreover, complying with any new legislation or reversing changes implemented under the Affordable Care Act could be time-intensive and expensive, resulting in a material adverse effect on the business.

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

The ability of the FDA to review and approve or clear new medical device products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2022, we owned approximately 900 issued patents and pending patent applications in the United States and foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between approximately 2030 and 2042. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted or whether the scope of such patents, if granted, will adequately protect our products from competitors. It is possible that, for any of our patents that have granted or that may be granted in the future, others will design alternatives that do not infringe upon our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or granted patents;
●	We or our licensors might not have been the first to file patent applications for our inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) that could result in substantial cost to us. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;
●	Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;

●	It is possible that our owned or licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;
●	We may not develop additional proprietary products and technologies that are patentable;
●	The patents of others may have an adverse effect on our business; and
●	While we apply for patents covering our products and technologies and uses thereof, as we deem appropriate, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions

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

We are party to the TSEA by and among us and certain affiliated companies, pursuant to which the parties have agreed to share personnel and certain non-core technologies. The sharing arrangements under the TSEA may prevent us from fully utilizing our personnel and/or the technologies shared under the TSEA. Furthermore, if the TSEA were to terminate, or if we were to lose access to these technologies and services, our business could be adversely affected.

We entered into the TSEA, by and among us and other participant companies controlled by the Rothbergs, consisting of AI Therapeutics, Inc., Quantum-Si Incorporated, Hyperfine Operations, Inc. (f/k/a Hyperfine, Inc.), 4Bionics LLC, Tesseract Health, Inc., Liminal Operations, Inc. (f/k/a Liminal Sciences, Inc.) and Detect, Inc. (f/k/a Homodeus Inc.). The TSEA, signed in November 2020, became effective upon the closing of the Business Combination. Under the TSEA, we and the other participant companies may, in their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including the Company) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

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

Our wafer bonding technology for ultrasound applications is licensed to us by Stanford. Any loss of our rights to this technology could prevent us from selling our products.

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

The America Invents Act (“AIA”) was signed into law on September 16, 2011, and many of the substantive changes under the AIA became effective on March 16, 2013. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before we file could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

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

We have chosen, and we may choose in the future, to use open source software in our products, including our Software Development Kit which is meant to provide a governed ecosystem for third parties to create content and applications that will serve to enrich the overall software ecosystem and deliver additional clinical and product advancements for our users. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

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

As of February 1, 2023, there were 13,799,357 outstanding public warrants to purchase 13,799,357 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable 12 months from the closing of our initial public offering, which occurred on May 26, 2020. In addition, as of February 1, 2023, there were 6,853,333 private placement warrants outstanding exercisable for 6,853,333 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the public warrants and private placement warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of February 1, 2023, Dr. Rothberg controls approximately 77% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. As of February 1, 2023, Dr. Rothberg holds all of the issued and outstanding shares of our Class B common stock and holds approximately 77% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may affect the market price of shares of our Class A common stock.

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

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.  For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver.  Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we do not hold any deposits or other direct investments at SVB, Signature Bank or any other financial institution currently in receivership, if any financial institution at which we hold deposits or other direct investments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial services industry or the economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to or the uninsured loss of deposits or direct investments and potential or actual breach of contractual obligations that require the Company to maintain letters of credit.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in access to our cash or credit and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.  Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Public health developments, such as the COVID-19 pandemic, have and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Any future pandemic, outbreak of contagious diseases or other adverse public health developments, such as the COVID-19 pandemic, could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees and customers to travel or of us to pursue collaborations and other business transactions, travel to customers and/or conduct live demonstrations of our products at promotional events, maintain our presence in medical schools and other educational institutions, oversee the activities of our third-party manufacturers and suppliers and make shipments of materials. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers. For example, the COVID-19 pandemic has caused, and may continue to cause, financial strain on our customer base due to decreased funding and other revenue shortfalls. During the pandemic, we have seen our customer base become further strained in solving immediate problems associated with new variants of COVID-19. As a result, some of our customers have had to shift their attention to these pressing issues, resulting in longer sales cycles and slower adoption in the near term.

We have broad discretion over the use of our cash, cash equivalents and marketable securities, and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents and marketable securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.

The price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock.

The market price for our common stock historically has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. This volatility may affect the price at which you could sell the shares of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

●	the success of our or competing products or technologies;
●	developments or disputes concerning issued patents, patent applications or other intellectual property rights;
●	regulatory or legal developments in the U.S. and other countries;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our products;
●	the results of our efforts to discover, develop, manufacture, acquire or in-license our current and additional products;
●	actual or anticipated changes in estimates as to financial results, timelines or recommendations by securities analysts;
●	variations in our financial results or the financial results of companies that are perceived to be similar to us;
●	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
●	changes in the structure of healthcare payment systems;
●	general economic, industry and market conditions; and
●	the other factors summarized and described in this Risk Factors section.

Companies trading in the stock market in general have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, or increase our costs, they could have a material adverse effect on our business, financial condition and results of operations and may require us to reduce costs in other areas of our business or increase the prices of any products or services we may offer in the future. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. In the event one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We currently maintain our executive offices in Burlington, Massachusetts under a lease for approximately 60,000 rentable square feet consisting of the entire building. In addition to serving as our corporate headquarters, the office supports our sales, marketing, R&D and other general and administrative functions. The lease expires in 2032.

Additionally, we occupy other office space domestically in New York City and Palo Alto, California. We also occupy office space internationally in Taiwan. We lease the office space under operating leases. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

We are currently and may in the future be subject to legal proceedings, claims, and regulatory actions arising in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain.

For more information about our legal proceedings and this item, see Note 19 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants to purchase Class A common stock are traded on the NYSE under the symbols “BFLY” and “BFLY WS” respectively.

Stockholders

As of February 1, 2023, the Company had 175,689,123 shares of Class A common stock issued and outstanding held of record by 54 holders, 26,426,937 shares of Class B common stock issued and outstanding held of record by six holders. As of February 1, 2023, the Company had 13,799,357 public warrants held of record by one holder and 6,853,333 private placement warrants issued in connection with Longview’s initial public offering held of record by four holders, with each warrant exercisable for one share of Class A common stock at a price of $11.50 per share. We believe the actual numbers of holders of our Class A common stock and public warrants are larger than the numbers of holders of record as many of our Class A common stock and public warrants are held by brokers and other institutions on behalf of an indeterminate number of beneficial owners. These numbers of holders of record also do not include holders whose shares or warrants may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are an innovative digital health business transforming care with handheld, whole-body ultrasound. Powered by our proprietary Ultrasound-on-Chip™ technology, our solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a unique combination of cloud-connected software and hardware technology that is easily accessed through a mobile app.

Butterfly iQ+ is an ultrasound device that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions. We market and sell the Butterfly system, which includes probes and related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors and our eCommerce channel.

Business Combination

On February 12, 2021 we completed the Business Combination. The transaction resulted in the Company’s Class A common stock and warrants to purchase Class A common stock commencing trading on the New York Stock Exchange (“NYSE”) on February 16, 2021 under the symbol “BFLY” and “BFLY WS”, respectively. As a result of the Business Combination, we received gross proceeds of approximately $589 million.

COVID-19

The COVID-19 pandemic that began in 2020 has created significant global economic uncertainty regarding the extent, timing and duration of the pandemic. The uncertainty and potential economic volatility impact our customer base and supply chains. The pandemic has caused financial strain on our customer base due to decreased funding, revenue shortfalls, and new variants requiring immediate attention. As a result, we have experienced longer sales cycles and slower adoption in the near term. We have not experienced any significant constraints in the availability of inventory components within our supply chains, but we have been subject to increasing costs for some components. We continue to closely monitor the developments of COVID-19 for any material impact on our business.

Key Performance Measures

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions. Our key performance measures may fluctuate over time as the adoption of our devices increases which may shift the revenue mix more toward software and other services. The quarterly measures may be impacted by the timing of device sales.

Units fulfilled

We define units fulfilled as the number of devices whereby control is transferred to a customer. We do not adjust this measure for returns as our volume of returns has historically been low. We view units fulfilled as a key indicator of the growth of our business. We believe that this measure is useful to investors because it presents our core growth and performance of our business period over period.

Units fulfilled decreased by 955, or 14.2%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to decreased device sales volume from our direct sales and eCommerce channels. The decreases were partially offset by increased sales from our distributor channel.

Software and other services mix

We define software and other services mix as a percentage of our total revenue recognized in a reporting period that is based on software subscriptions and other related services, consisting primarily of our software as a service (“SaaS”) offering. We view software and other services mix as a key indicator of the profitability of our business, and thus we believe that this measure is useful to investors.

Software and other services mix increased by 9.2 percentage points, to 33.3% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was due to increases in software subscription renewals and an expansion of software subscription offerings. In addition, the increase is due to the timing of revenue recognition for our SaaS and other software subscription contracts as revenue from such contracts is deferred and recognized over the service period.

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and the sale of software related services, classified as software and other services revenue on our consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and product support and maintenance (“Support”). SaaS subscriptions include licenses for teams and individuals as well as enterprise-level subscriptions. For sales of products, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally related to stand-ready obligations and are recognized ratably over time.

Over time as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.

To date, we have invested heavily in building out our direct salesforce, with the ultimate goal of growing adoption at large-scale healthcare systems. As we expand our healthcare system software offerings and develop relationships with larger healthcare systems, we continue to expect a higher proportion of our sales in healthcare systems compared to eCommerce.

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

Also included in cost of revenue are losses on product purchase commitments relating to inventory supply agreements where the expected losses exceed the benefits of the contracts. We consider a variety of factors and data points when determining the existence and scope of a loss for the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on our limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates.

Research and development

R&D expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expense, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our R&D expenses are related to developing new products and services, which we define as not having reached the point of commercialization, and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third party logistics, fulfillment and outbound shipping costs, advertising, promotional costs, conferences and events and related facilities and information technology costs. We expect to continue to make substantial investments in our sales capabilities.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs and outside services. Outside services consist of professional services, legal fees and other professional fees.

Results of Operations

We operate as a single reportable segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2022		2021		2020
		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$50,263	68.5%	$47,868	76.5%	$38,347	82.9%
Software and other services	23,127	31.5	14,697	23.5	7,905	17.1
Total revenue	73,390	100.0	62,565	100.0	46,252	100.0
Cost of revenue:
Product	26,804	36.5	29,308	46.8	46,294	100.1
Software and other services	7,126	9.7	2,238	3.6	1,068	2.3
Loss on product purchase commitments	—	—	13,965	22.3	60,113	130.0
Total cost of revenue	33,930	46.2	45,511	72.7	107,475	232.4
Gross profit (loss)	39,460	53.8	17,054	27.3	(61,223)	(132.4)
Operating expenses:
Research and development	89,121	121.4	74,461	119.0	49,738	107.5
Sales and marketing	59,888	81.6	49,604	79.3	26,263	56.8
General and administrative	83,471	113.7	85,717	137.0	24,395	52.7
Total operating expenses	232,480	316.8	209,782	335.3	100,396	217.1
Loss from operations	(193,020)	(263.0)	(192,728)	(308.0)	(161,619)	(349.4)
Interest income	3,384	4.6	2,573	4.1	285	0.6
Interest expense	(2)	(0.0)	(651)	(1.0)	(1,141)	(2.5)
Change in fair value of warrant liabilities	20,859	28.4	161,095	257.5	—	—
Other income (expense), net	98	0.1	(2,577)	(4.1)	(231)	(0.5)
Loss before provision for income taxes	(168,681)	(229.8)	(32,288)	(51.6)	(162,706)	(351.8)
Provision for income taxes	42	0.1	121	0.2	39	0.1
Net loss	$(168,723)	(229.9)%	$(32,409)	(51.8)%	$(162,745)	(351.9)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Revenue:
Product	$50,263	$47,868	$2,395	5.0%
Software and other services	23,127	14,697	8,430	57.4%
Total revenue:	$73,390	$62,565	$10,825	17.3%

Product revenue increased by $2.4 million, or 5.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by higher prices of products sold due to a price increase at the end of the third quarter of 2021. We also saw an increase in volume in our direct sales and distributor channels that was partially offset by lower volume in our eCommerce channel.

Software and other services revenue increased by $8.4 million, or 57.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by a higher volume of SaaS subscriptions sold in conjunction with new device sales, current year subscription renewals and expanded service offerings.

Cost of revenue

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Cost of revenue:
Product	$26,804	$29,308	$(2,504)	(8.5)%
Software and other services	7,126	2,238	4,888	218.4%
Loss on product purchase commitments	—	13,965	(13,965)	(100.0)%
Total cost of revenue:	$33,930	$45,511	$(11,581)	(25.4)%
Percentage of revenue	46.2%	72.7%

Cost of product revenue decreased by $2.5 million, or 8.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily driven by our second-generation device, the Butterfly iQ+, being less costly to produce due to operational efficiencies, partially offset by increased prices of certain inventory components.

Cost of subscription revenue increased by $4.9 million, or 218.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by higher headcount that supports our software and other services and increases in cloud hosting costs and amortization expenses.

Loss on product purchase commitments decreased by $14.0 million, or 100.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The loss on product purchase commitments is related to an inventory supply agreement expected to result in excess inventory due to a shift in our strategy and market conditions. The loss on product purchase commitments did not recur in 2022.

Research and development

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Research and development	$89,121	$74,461	$14,660	19.7%
Percentage of revenue	121.4%	119.0%

Research and development expenses increased by $14.7 million, or 19.7%, for the year ended December 31, 2022  compared to the year ended December 31, 2021. This increase was primarily driven by our continued investment in improving our chip technology, enhancing our AI capabilities and advancing our software applications, resulting in increased spend on personnel, software and engineering to expand our overall product development capabilities and resources. Personnel costs increased by $9.2 million due to having a higher headcount in 2022 than 2021, primarily comprised of increases in salaries and bonuses of $4.5 million and stock-based compensation expenses of $3.8 million as well as reduction in force related severance and benefits costs of $1.0 million that were incurred only in 2022. Costs of software for use in R&D activities increased by $1.9 million due to new tools being implemented to enhance productivity and purchases of additional licenses to support the higher headcount. Engineering costs increased by $1.8 million, primarily due to increased spending on new product design and development.

Sales and marketing

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$59,888	$49,604	$10,284	20.7%
Percentage of revenue	81.6%	79.3%

Sales and marketing expenses increased by $10.3 million, or 20.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by our continued focus on expanding adoption of our product and software solutions among healthcare systems while continuing to support our existing customers, resulting in increased spend on personnel and travel and entertainment. Personnel costs increased by $7.8 million due to having a higher headcount in 2022 than 2021, primarily comprised of increases in salaries and bonuses of $6.9 million. Travel and entertainment costs increased by $2.1 million as our salesforce increased its in-person engagement with our customers and attendance at sales conferences and events. These increases in sales and marketing expenses were partially offset by decreased digital and social marketing expenses of $1.5 million as we shifted our strategic focus from the eCommerce channel to our direct sales channel.

General and administrative

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
General and administrative	$83,471	$85,717	$(2,246)	(2.6)%
Percentage of revenue	113.7%	137.0%

General and administrative expenses decreased by $2.2 million, or 2.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to certain unique events from 2021 not reoccurring in 2022. Stock-based compensation expense decreased by $6.9 million, primarily due to the expense recognized in 2021 for awards that vested alongside the closing of the Business Combination. Recruiting expenses decreased by $3.2 million, primarily due to the recruiting expenses incurred during our CEO transition in 2021. These decreases were partially offset by increases in other personnel costs of $5.1 million due to having a higher headcount in 2022 than 2021 and increases in software costs of $1.3 million to support our internal resources as we shifted our administrative functions away from external service providers.

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Revenue:
Product	$47,868	$38,347	$9,521	24.8%
Software and other services	14,697	7,905	6,792	85.9%
Total revenue:	$62,565	$46,252	$16,313	35.3%

Product revenue increased by $9.5 million, or 24.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by increased investment in our sales and marketing activities and higher prices of products sold due to a price increase at the end of the third quarter of 2021.

Software and other services revenue increased by $6.8 million, or 85.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by a higher volume of SaaS subscriptions sold in conjunction with new device sales and current year subscription renewals.

Cost of revenue

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Cost of revenue:
Product	$29,308	$46,294	$(16,986)	(36.7)%
Software and other services	2,238	1,068	1,170	109.6%
Loss on product purchase commitments	13,965	60,113	(46,148)	(76.8)%
Total cost of revenue:	$45,511	$107,475	$(61,964)	(57.7)%
Percentage of revenue	72.7%	232.4%

Cost of product revenue decreased by $17.0 million, or 36.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily driven by our second-generation device, the Butterfly iQ+, being less costly to produce due to operational efficiencies, partially offset by increased prices of certain inventory components.

Cost of subscription revenue increased by $1.2 million, or 109.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by increases in cloud hosting costs and amortization expenses.

Loss on product purchase commitments decreased by $46.1 million, or 76.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The loss on product purchase commitments is related to an inventory supply agreement expected to result in excess inventory due to a shift in our strategy and market conditions. For the year ended December 31, 2021, we estimated a $39.1 million lower loss for future excess inventory compared to the year ended December 31, 2020. The decrease is also due to $7.0 million of losses on purchase commitments with other third-party vendors that did not recur in 2021.

Research and development

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Research and development	$74,461	$49,738	$24,723	49.7%
Percentage of revenue	119.0%	107.5%

Research and development expenses increased by $24.7 million, or 49.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by our continued investment in improving our chip technology, enhancing our artificial intelligence capabilities, and advancing our software applications, resulting in increased spend on personnel, professional services and software to expand our overall product development capabilities and resources. Personnel costs increased by $19.8 million as we increased headcount, primarily comprised of increases in salaries and bonuses of $14.2 million and stock-based compensation expenses of $4.8 million. Additionally, professional service fees increased by $3.5 million, primarily due to increases in fees for product development consulting and outsourcing services, and costs of software for use in research and development activities increased by $1.2 million, due to new tools being implemented to enhance productivity and purchases of additional licenses to support the higher headcount.

Sales and marketing

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
Sales and marketing	$49,604	$26,263	$23,341	88.9%
Percentage of revenue	79.3%	56.8%

Sales and marketing expenses increased by $23.3 million, or 88.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by our investments in promoting sales growth for our product and software solutions among healthcare systems, resulting in increased spend on personnel, digital and social marketing, professional service fees, and travel and entertainment. Personnel costs increased by $14.8 million due to having a higher headcount in 2021 than 2020, primarily comprised of increases in salaries and bonuses of $5.0 million and stock-based compensation expense of $5.5 million. Digital and social marketing costs increased by $4.7 million as we invested more heavily in demand generation for our growing sales force. Professional service fees increased by $1.4 million, primarily due to increases in fees for marketing and sales consulting. Travel and entertainment costs also increased by $1.1 million as our salesforce increased its in-person engagement with our customers and attendance at sales conferences and events.

General and administrative

	Year ended December 31,
(in thousands)	2021	2020	Change	% Change
General and administrative	$85,717	$24,395	$61,322	251.4%
Percentage of revenue	137.0%	52.7%

General and administrative expenses increased by $61.3 million, or 251.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven by costs related to the Business Combination and transition to becoming a public company as well as our investments in scaling up our executive and back-office support functions. Stock-based compensation expense increased by $26.8 million as a result of certain equity awards that vested alongside the closing of the Business Combination as well as new awards that were granted throughout 2021. Other personnel costs also increased by $18.6 million as we grew our headcount in 2021, and software costs increased by $1.7 million to support both the higher headcount and scaled-up functions. Recruiting expenses increased by $3.5 million, professional service fees increased by $6.6 million and other costs related to becoming a public company of $3.3 million also contributed to the overall increase as we completed the Business Combination and a CEO transition in 2021.

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

Our cash and cash equivalents and investments in marketable securities balance as of December 31, 2022 was $237.8 million. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

We have restricted cash of $4.0 million as of December 31, 2022 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.  In addition, we have restricted cash of $0.3 million as of December 31, 2022 for a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). The restriction is expected to lapse as we fulfill our obligations in the grant agreement with BMGF.

Our material cash requirements include contractual obligations with third parties for facility lease arrangements for office space and inventory supply agreements. As of December 31, 2022, we had fixed lease payment obligations of $40.6 million, with $3.5 million payable within 12 months. As of December 31, 2022, we had fixed inventory purchase obligations of $56.5 million, all of which is payable within 12 months. We expect to pay for approximately 40% of these purchase obligations payable within the next 12 months using vendor advances.

As of December 31, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(169,115)	$(189,187)	$(81,700)
Net cash used in investing activities	(93,779)	(9,870)	(2,376)
Net cash provided by financing activities	2,881	565,692	54,280
Net (decrease) increase in cash, cash equivalents and restricted cash	$(260,013)	$366,635	$(29,796)

Comparison of the period for the years ended December 31, 2022 and 2021

Cash flows used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities decreased by $20.1 million, or 10.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was driven by a $21.8 million decrease in net working capital cash usage partially offset by a $1.7 million increase in net loss adjusted for certain noncash items, primarily driven by the change in fair value of warrant liabilities and stock-based compensation expense. The decrease in net working capital cash usage was mainly due to a $14.5 million decrease in cash used by prepaid expenses and other assets, $7.7 million decrease in cash used by vendor advances and $8.6 million decrease in cash used by accounts payable and accrued expenses, partially offset by a $13.2 million increase in cash used by inventories.

Cash flows used in investing activities

Net cash used in investing activities increased by $83.9 million, or 850.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of $73.5 million in purchases and sales of marketable securities and an increase in purchases of property and equipment of $10.4 million related to the Company’s new office space and additional investments into our software platform.

Cash flows provided by financing activities

Net cash provided by financing activities decreased by $562.8 million, or 99.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to the non-recurrence of net proceeds from the Business Combination of $548.4 million and an $18.7 million decrease in option exercises, partially offset by the non-recurrence of the $4.4 million repayment of the Paycheck Protection Program loan.

Comparison of the period for the years ended December 31, 2021 and 2020

Cash flows used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities increased by $107.5 million, or 131.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was driven by a $99.1 million increase in net working capital cash usage and an $8.5 million increase in net loss adjusted for certain noncash items, primarily driven by the change in fair value of warrant liabilities and stock-based compensation expense. The increase in net working capital cash usage was mainly due to a $65.6 million increase in cash used by accrued purchase commitments, a $30.8 million increase in cash used by accounts payable and accrued expenses and a $10.6 million increase in cash used by prepaid expenses and other assets, partially offset by a $12.2 million decrease in cash used by inventories.

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

Revenue recognition

We generate revenue from the sale of products and software and other services. Our contracts with customers often include multiple performance obligations. Generally, we have identified the following performance obligations can be promised in our contracts with customers:

●	Hardware devices and accessories;
●	Software subscriptions, including renewal subscriptions, which represent an obligation to provide the customer with ongoing access to our cloud-hosted software applications on a continuous basis throughout the subscription period;
●	Implementation and integration services; and
●	Extended warranties.

Transaction price is allocated to all identified performance obligations based on relative standalone selling prices of the underlying goods or services. Each sale of a hardware device or accessory is a performance obligation satisfied at a point in time when control of the good transfers from us to the customer. Our software subscriptions and extended warranties are stand-ready obligations that are satisfied over time, and we use the time-elapsed (i.e., straight-line) measure of progress to recognize revenue for these services. Our implementation and integration services are a performance obligation satisfied over time, and we use costs incurred as inputs into the measure of progress to recognize revenue for these services.

We account for the warranty as an assurance-type warranty. When product revenue is recognized, an estimate of future warranty costs is recognized as cost of product revenue and accrued expenses. Factors that affect the estimate of future warranty costs include historical and current product failure rates, service delivery costs incurred in correcting product failures, warranty policies and business practices.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We did not have any floating rate debt as of December 31, 2022. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Foreign Exchange Risk

We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to our foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements, together with the reports of our independent registered public accounting firm, for the years ended December 31, 2022, 2021 and 2020 appear beginning on page F-1 of this Annual Report on Form 10-K.

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

Disclosure controls and procedures  are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Proxy Statement.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is Deloitte & Touche LLP, New York, NY, USA, PCAOB Auditor ID 34.

The information required by this item is incorporated by reference to the Proxy Statement.

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

			Form 8-K (Exhibit 2.1)	11/23/2020	001-39292
3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
4.1	Description of Securities.		Form 10-K/A (Exhibit 4.1)	3/28/2022	001-39292
4.2	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292

4.3	Warrant Agreement, dated as of May 20, 2020, by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and Continental Stock Transfer & Trust Company.	Form 8-K (Exhibit 4.1)	5/27/2020	001-39292
10.1.1@	Exclusive (Equity) Agreement by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University, dated as of June 28, 2013.	Form S-4 (Exhibit 10.13.1)	11/27/2020	333-250995
10.1.2@

Amendment No. 1, made effective as of April 23, 2019, to Exclusive (Equity) Agreement, dated as of June 28, 2013, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University.

		Form S-4 (Exhibit 10.13.2)	11/27/2020	333-250995
10.2.1@	Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.	Form S-4 (Exhibit 10.14.1)	11/27/2020	333-250995
10.2.2@

Amendment No. 1, made effective as of August 2, 2019, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.

		Form S-4 (Exhibit 10.14.2)	11/27/2020	333-250995
10.2.3@

Amendment No. 2, made effective as of February 26, 2021, to Manufacture and Supply Agreement, dated as of October 7, 2015, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Benchmark Electronics, Inc.

		Form 10-K/A (Exhibit 10.6.3)	5/12/2021	001-39292
10.3@	Distribution Agreement, dated as of July 11, 2018, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Cardinal Health 105, Inc.	Form S-4 (Exhibit 10.15)	11/27/2020	333-250995
10.4.1@	Foundry Service Agreement, dated as of March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.	Form S-4/A (Exhibit 10.17.1)	1/6/2021	333-250995

10.4.2@

Amendment No. 1, made effective as of October 1, 2020, to Foundry Service Agreement, dated March 31, 2019, by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and Taiwan Semiconductor Manufacturing Company Limited.

		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995
10.5	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.	Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995
10.6	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 10.1)	5/28/2021	001-39292
10.7+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	Form 10-Q (Exhibit 10.3)	8/9/2021	001-39292
10.8+	Offer Letter, dated as of April 1, 2022, by and between Butterfly Network, Inc. and Heather C. Getz.	Form 10-Q (Exhibit 10.1)	5/6/2022	001-39292
10.9+	Offer Letter, dated as of May 14, 2022, by and between Butterfly Network, Inc. and Lawrence Weiss.	Form 10-Q (Exhibit 10.2)	8/3/2022	001-39292
10.10+	Executive Severance Plan, as amended.	Form 10-Q (Exhibit 10.3)	11/15/2021	001-39292
10.11+	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.	Form 10-K (Exhibit 10.25)	2/16/2021	001-39292
10.12.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.	Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292
10.12.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.	Form 8-K (Exhibit 10.15.2)	2/16/2021	001-39292
10.12.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.	Form S-8 (Exhibit 99.3)	5/12/2021	333-256044
10.13.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292
10.13.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.2)	2/16/2021	001-39292
10.13.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.3)	2/16/2021	001-39292
10.14+	Amended and Restated Nonemployee Director Compensation Policy.	Form 10-Q (Exhibit 10.4)	8/3/2022	001-39292
10.15+	Form of Indemnification Agreement.	Form 8-K (Exhibit 10.18)	2/16/2021	001-39292

10.16

Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders.

			Form 8-K (Exhibit 10.19)	2/16/2021	001-39292
21.1	List of Subsidiaries.		Form 8-K (Exhibit 21.1)	2/16/2021	001-39292
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Furnished herewith.
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

BUTTERFLY NETWORK, INC.

Date: March 23, 2023	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Interim Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Jonathan M. Rothberg, Ph.D. and Larry Weiss, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Jonathan M. Rothberg, Ph.D.	Interim Chief Executive Officer and Chairman	March 23, 2023
	Jonathan M. Rothberg, Ph.D.	of the Board (Principal Executive Officer)

By:	/s/ Heather C. Getz, CPA	Executive Vice President and Chief Financial	March 23, 2023
	Heather C. Getz, CPA	Officer (Principal Financial Officer and
Principal Accounting Officer)

By:	/s/ Dawn Carfora	Director	March 23, 2023
Dawn Carfora

By:	/s/ Elazer Edelman, M.D., Ph.D.	Director	March 23, 2023
Elazer Edelman, M.D., Ph.D.

By:	/s/ Gianluca Pettiti	Director	March 23, 2023
Gianluca Pettiti

By:	/s/ S. Louise Phanstiel	Director	March 23, 2023
S. Louise Phanstiel

By:	/s/ Larry Robbins	Director	March 23, 2023
Larry Robbins

By:	/s/ Erica Schwartz, M.D., J.D., M.P.H.	Director	March 23, 2023
Erica Schwartz, M.D., J.D., M.P.H.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Butterfly Network, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butterfly Network, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit), and statement of cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Commitments - Note 19 Commitments and Contingencies

Critical Audit Matter Description

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of December 31, 2022, the aggregate amount of minimum inventory purchase commitments is $56.5 million and the Company has a vendor advance asset of $17.1 million, net of write-downs, and an accrued purchase commitment liability of $2.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next twelve months is included in current assets and current liabilities in the accompanying consolidated balance sheets.

The agreement requires monthly purchases of inventory by the Company, which represent firm commitments to take or pay for the product.  The Company compares the minimum commitments to their projected future sales of product and determines whether they would be able to sell the product for greater than cost, prior to any estimated obsolesce period or changes in technology, and establishes reserves for any losses on projected excess quantities that they are committed to purchase. Projections of future sales of inventory for which the Company is committed to take are based on a number of factors, including the Company’s approved plans and strategies, the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends, including estimates of technological and product changes. Significant judgments and estimates are made by the Company in evaluating the projected sales and establishing an accrued purchase commitment liability for expected losses on excess quantities, at the end of each reporting period.

We identified the valuation of vendor advances and accrued purchase commitment liability as a critical audit matter because of the judgments and estimates necessary for management to determine the potential impairment of vendor advances and accrued purchase commitment liability. Assessing the estimates utilized in projecting sales required a high degree of auditor judgment and an increased extent of audit effort when performing procedures to audit the recorded amount of reserves for expected losses on product purchase commitments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the management’s estimation of reserves for expected losses on product purchase commitments included the following, among others:

●	We tested the design and implementation over the establishment of reserves for losses on product purchase commitments, including management’s controls over sales projections.

●	For recorded reserves for loss on product purchase commitments with suppliers, we performed the following procedures:
-	Read relevant contracts and compared key provisions of the contracts to the Company’s analysis.
-	Recalculated the Company’s analysis of the losses including comparing the fixed minimum purchases to the contracts.
-	Obtained and evaluated the Company’s projected sales of inventory as it relates to the minimum purchase commitments by performing the following:
◾	Compared management’s prior-year assumptions of expected future sales to actual sales during the current year to identify potential bias in the determination of the reserves.
◾	Compared projections to recent sales history and related trends
◾	Compared projections to industry information, market data, and peer group data.
◾	Inspected minutes of the board of directors, regulatory and other public filings, and investor communications to identify any evidence that may contradict management’s assertions.
◾	Obtained evidence, including executed third party contracts used by management to support sales strategies reflected in the analysis.
◾	Inquired of sales and operations personnel regarding projections and strategies to determine whether it supported or contradicted the conclusions reached by management in the analysis.
◾	Inquired of operations personnel as to projected technology obsolescence to determine whether it supported or contradicted the conclusions reached by management in the analysis.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2023

We have served as the Company’s auditor since 2020.

BUTTERFLY NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$162,561	$422,841
Marketable securities	75,250	—
Accounts receivable, net	14,685	11,936
Inventories	59,970	36,243
Current portion of vendor advances	35,182	27,500
Prepaid expenses and other current assets	9,489	13,384
Total current assets	357,137	511,904
Property and equipment, net	31,331	14,703
Non-current portion of vendor advances	—	12,782
Operating lease assets	21,567	24,083
Other non-current assets	7,535	8,493
Total assets	$417,570	$571,965
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,211	$5,798
Deferred revenue, current	15,856	13,071
Accrued purchase commitments, current	2,146	5,329
Accrued expenses and other current liabilities	26,116	25,631
Total current liabilities	51,329	49,829
Deferred revenue, non-current	4,957	5,476
Warrant liabilities	5,370	26,229
Accrued purchase commitments, non-current	—	14,200
Operating lease liabilities	29,966	27,690
Other non-current liabilities	588	850
Total liabilities	92,210	124,274
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at December 31, 2022 and 2021; 174,459,956 and 171,613,049 shares issued and outstanding at December 31, 2022 and 2021, respectively	17	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at December 31, 2022 and 2021; 26,426,937 shares issued and outstanding at December 31, 2022 and 2021	3	3
Additional paid-in capital	921,278	874,886
Accumulated deficit	(595,938)	(427,215)
Total stockholders’ equity	325,360	447,691
Total liabilities and stockholders’ equity	$417,570	$571,965

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue:
Product	$50,263	$47,868	$38,347
Software and other services	23,127	14,697	7,905
Total revenue	73,390	62,565	46,252
Cost of revenue:
Product	26,804	29,308	46,294
Software and other services	7,126	2,238	1,068
Loss on product purchase commitments	—	13,965	60,113
Total cost of revenue	33,930	45,511	107,475
Gross profit (loss)	39,460	17,054	(61,223)
Operating expenses:
Research and development	89,121	74,461	49,738
Sales and marketing	59,888	49,604	26,263
General and administrative	83,471	85,717	24,395
Total operating expenses	232,480	209,782	100,396
Loss from operations	(193,020)	(192,728)	(161,619)
Interest income	3,384	2,573	285
Interest expense	(2)	(651)	(1,141)
Change in fair value of warrant liabilities	20,859	161,095	—
Other income (expense), net	98	(2,577)	(231)
Loss before provision for income taxes	(168,681)	(32,288)	(162,706)
Provision for income taxes	42	121	39
Net loss and comprehensive loss	$(168,723)	$(32,409)	$(162,745)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.84)	$(0.19)	$(26.87)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	199,848,386	173,810,053	6,056,574

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2019	107,197,118	$360,937	5,939,950	$1	—	$—	$19,782	$(232,061)	$(212,278)
Net loss	—	—	—	—	—	—	—	(162,745)	(162,745)
Common stock issued upon exercise of stock options	—	—	653,341	—	—	—	2,009	—	2,009
Stock-based compensation expense	—	—	—	—	—	—	11,083	—	11,083
December 31, 2020	107,197,118	360,937	6,593,291	1	—	—	32,874	(394,806)	(361,931)
Net loss	—	—	—	—	—	—	—	(32,409)	(32,409)
Common stock issued upon exercise of stock options and warrants	—	—	8,886,801	1	—	—	21,708	—	21,709
Common stock issued upon vesting of restricted stock units	—	—	1,018,828	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	48,181	—	48,181
December 31, 2021	—	—	171,613,049	17	26,426,937	3	874,886	(427,215)	447,691
Net loss	—	—	—	—	—	—	—	(168,723)	(168,723)
Common stock issued upon exercise of stock options and warrants	—	—	1,081,313	—	—	—	2,982	—	2,982
Common stock issued upon vesting of restricted stock units	—	—	1,765,594	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	—	—	43,516	—	43,516
December 31, 2022	—	$—	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(168,723)	$(32,409)	$(162,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,935	2,090	1,316
Write-down of vendor advance	—	2,300	10,560
Non-cash interest expense on convertible debt	—	389	1,047
Write-down of inventories	783	889	7,123
Stock-based compensation expense	42,531	47,798	11,004
Change in fair value of warrant liabilities	(20,859)	(161,095)	—
Other	615	1,900	1,966
Changes in operating assets and liabilities:
Accounts receivable	(3,063)	(6,127)	(4,377)
Inventories	(24,510)	(11,285)	(23,487)
Prepaid expenses and other assets	3,819	(10,669)	(20)
Vendor advances	5,100	(2,621)	1,658
Accounts payable	1,216	(10,521)	11,175
Deferred revenue	2,266	7,314	7,446
Accrued purchase commitments	(17,383)	(23,063)	42,550
Change in operating lease assets and liabilities	2,257	1,901	—
Accrued expenses and other liabilities	901	4,022	13,084
Net cash used in operating activities	(169,115)	(189,187)	(81,700)

Cash flows from investing activities:
Purchases of marketable securities	(75,534)	(1,019,003)	—
Sales of marketable securities	—	1,017,010	—
Purchases of property and equipment, including capitalized software	(18,302)	(7,877)	(2,376)
Sales of property and equipment	57	—	—
Net cash used in investing activities	(93,779)	(9,870)	(2,376)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,982	21,707	2,038
Net proceeds from equity infusion from the Business Combination	—	548,403	(657)
Proceeds from loan payable	—	—	4,366
Proceeds from issuance of convertible debt	—	—	50,000
Payment of loan payable	—	(4,366)	—
Payments of debt issuance costs	—	(52)	(1,467)
Other financing activities	(101)	—	—
Net cash provided by financing activities	2,881	565,692	54,280
Net (decrease) increase in cash, cash equivalents and restricted cash	(260,013)	366,635	(29,796)
Cash, cash equivalents and restricted cash, beginning of period	426,841	60,206	90,002
Cash, cash equivalents and restricted cash, end of period	$166,828	$426,841	$60,206

Supplementary disclosure of non-cash investing and financing activities
Purchase of property and equipment	$4,501	$1,841	$564
Deferred offering costs and debt issuance costs	—	—	3,106

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Butterfly Network, Inc., formerly known as Longview Acquisition Corp. (the “Company”), was incorporated in Delaware on February 4, 2020. The Company’s legal name became Butterfly Network, Inc. following the Business Combination. The prior period financial information represents the financial results and condition of BFLY Operations, Inc. (formerly Butterfly Network, Inc.).

The Company is an innovative digital health business transforming care with handheld, whole-body ultrasound. Powered by its proprietary Ultrasound-on-Chip™ technology, the solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a combination of cloud-connected software and hardware technology.

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

Functional Currency

The Company’s worldwide operations utilize the U.S. dollar (“USD”) as the functional currency considering the significant dependency of each subsidiary on the Company. Subsidiary operations are financed through the funding received from the Company in USD. For foreign entities where the USD is the functional currency, all foreign currency-denominated monetary assets and liabilities are remeasured at end-of-period exchange rates. Exchange gains and losses arising from the remeasurement of foreign currency-denominated monetary assets and liabilities are included in the Company’s operating results in the consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. As of December 31, 2022 and 2021, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in money market accounts and mutual funds, respectively, with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

As of December 31, 2022, no customer accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2021, one customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2022, 2021 and 2020, no customer accounted for more than 10% of the Company’s total revenue.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations and determination of the standalone selling price (“SSP”) of performance obligations;
●	assumptions underlying the warranty liability calculation;
●	assumptions underlying the measurement of the purchase commitment loss;
●	measurement and allocation of capitalized costs, the net realizable value (the selling price as well as estimated costs of completion, disposal and transportation) of inventory, and demand and future use of inventory;
●	assumptions underlying the incremental borrowing rate calculation;
●	assumptions underlying the warrant liability calculation;
●	valuation allowances with respect to deferred tax assets; and
●	assumptions underlying the fair value used in the stock-based compensation expense calculation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions about future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates, and any such differences may be material to the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for these goods and services. To achieve this core principle, the Company applies the following 5 steps:

●	Step 1: Identify Contracts with Customers: The Company typically enters into contracts with customers through direct sales executed via signed contracts with payment terms of 60 days or less. Multi-year software subscriptions typically require advance payment for each annual subscription period.
●	Step 2: Identify Performance Obligations: The Company’s contracts with customers often include multiple performance obligations. The Company has identified the following performance obligations in its contracts with customers:
●	Hardware devices and accessories
●	Software subscriptions, including renewal subscriptions, which represent an obligation to provide the customer with ongoing access to the Company’s cloud-hosted software applications on a continuous basis throughout the subscription period
●	Implementation and integration services
●	Extended warranties and customer service
●	Step 3: Determine Transaction Price: The Company’s contracts with customers include variable consideration in the form of refunds and credits for product returns and price concessions. The Company estimates variable consideration using the expected value method based on a portfolio of data from similar contracts.
●	Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in contracts with customers based on the relative SSPs of the goods and services. For the software subscriptions and renewal subscriptions, which the Company sells to customers on a standalone basis, the Company uses the observable SSPs of new and renewal subscriptions, respectively. The Company’s sales of hardware devices and accessories represent single performance obligations.
●	Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each sale of a hardware device or accessory is a performance obligation satisfied at a point in time when control of the good transfers from the Company to the customer. The Company’s software subscriptions, extended warranties and customer service are stand-ready performance obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the time-elapsed (i.e., straight-line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The implementation and integration services are a performance obligation satisfied over time, and the Company uses the costs incurred as inputs into the measure of progress to recognize revenue as it satisfies the performance obligation.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from software subscriptions and other services and is reduced as the revenue recognition criteria are met. Deferred revenue is classified as current or non-current on the consolidated balance sheets based on the expected timing of revenue recognition. The deferred revenue that will be recognized as revenue within the next twelve months is classified as current, and the deferred revenue that will be recognized thereafter is classified as non-current.

Warranties

The Company offers a standard product warranty that its products will function according to standard specifications and free of significant defects for a period of one year from when control is transferred to the customer. The Company evaluated the warranty liability under ASC Topic 606 and determined that it is an assurance-type warranty. When product revenue is recognized, an estimate of future warranty costs is recognized as cost of product revenue and accrued expenses. Factors that affect the estimate of future warranty costs include historical and current product failure rates, service delivery costs incurred in correcting product failures and warranty policies and business practices.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consist principally of cash and money market accounts.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized as the original amount invoiced less an allowance for doubtful accounts based on the probability of future collection. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the Company estimates its allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, current market conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. The following table summarizes the allowance for doubtful accounts activity:

(in thousands)	Fair Value
Allowance for doubtful accounts as of December 31, 2020	$576
Additions (recoveries)	(54)
Deductions – write offs	(82)
Allowance for doubtful accounts as of December 31, 2021	$440
Additions (recoveries)	315
Deductions – write offs	(227)
Allowance for doubtful accounts as of December 31, 2022	$528

Inventories

Inventories primarily consist of raw materials, work-in-progress and finished goods which are purchased and held by the Company’s third-party contract manufacturers. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value. Actual cost includes all direct and indirect production costs to convert materials into a finished product. Net realizable value is based upon an estimated average selling price reduced by the estimated costs of completion, disposal and transportation. The determination of net realizable value involves certain judgments including estimating average selling prices. The Company reduces the value of inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the net realizable value.

The valuation of inventories also requires the Company to estimate excess and obsolete inventory. The Company considers new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, product merchantability and whether older products can be remanufactured into new products, among other factors.

Losses expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventories are recognized unless the losses are recoverable through firm sales contracts or other means.

Restricted Cash

Restricted cash includes deposits in financial institutions restricted according to an agreement and used to secure a lease agreement. The Company classifies the amount restricted according to an agreement as prepaid expenses and other current assets as the Company expects the deposit to be released from restriction within the next twelve months. The Company classifies the amount used to secure a lease agreement within other non-current assets as the lease is long-term. The amount shown as restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statement of cash flows.

Security Deposits

Security deposits represent amounts paid to third parties in relation to non-cancelable leases.

Vendor Advances

Vendor advances represent amounts paid to third-party vendors for future services to be received related to production of the Company’s inventories. The amounts are presented net of write offs.  The classification of vendor advances as current or non-current is based on the estimated timing of inventory delivery.

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

Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Software	3 years
Machinery and equipment	3 – 5 years
Furniture and fixtures	5 – 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost of those assets and the related accumulated depreciation and amortization is eliminated from the balance sheet, and any resulting gains or losses are included in the statements of operations and comprehensive loss in the period of disposal.

Capitalized Software Development Costs

Costs to develop or obtain software for internal use are capitalized and recorded as capitalized software development costs on the consolidated balance sheets as a component of property and equipment, net. The Company capitalizes qualifying costs associated with internal-use software incurred during the application development stage if management with relevant authority authorizes the project, it is probable the project will be completed and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the software, which is three years, beginning when the software is substantially ready for use. Amortization expense is classified in the consolidated statements of operations and comprehensive loss based on the nature of the software.

Leases

The Company primarily enters into leases for office space that are classified as operating leases. The Company determines if an agreement is or contains a lease at inception. The Company accounts for leases in accordance with ASC Topic 842, Leases, by recognizing right-of-use assets and lease liabilities.  The Company classifies right-of-use assets as operating lease assets on the consolidated balance sheets. The Company classifies the current portion of lease liabilities, representing lease payments due within the next twelve months, as accrued expenses and other current liabilities on the consolidated balance sheets. The Company classifies the non-current portion of lease liabilities as operating lease liabilities on the consolidated balance sheets. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. Generally, the Company may terminate its leases with the notice required in the lease agreement and upon payment of a termination fee, if required. The Company’s leases do not include substantial variable payments based on indexes or rates. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

The Company’s leases do not provide a readily determinable implicit discount rate. The Company’s incremental borrowing rate is estimated to approximate an interest rate on a collateralized basis with similar terms and payments and in similar economic environments. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company recognizes a single lease cost on a straight-line basis over the lease term, and the Company includes all cash payments within cash flows from operating activities as the change in operating lease assets and liabilities in the consolidated statements of cash flows.

The Company evaluates right-of-use assets for impairment consistent with its impairment of long-lived assets policy. There were no impairments of right-of-use assets in the years ended December 31, 2022 and 2021. The Company does not have any finance or capital leases as of December 31, 2022 and 2021.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flows, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2022 and 2021. The Company recorded an impairment charge of $1.4 million during the year ended December 31, 2020 related to historical prepayments to a related party for the acquisition of capital assets.

Warrant Liability

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”), which were issued as one-third of a warrant per unit during the Company’s initial public offering on May 26, 2020 (the “IPO”), and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). The Company evaluated its warrants under ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging, the Company recorded these warrants as non-current liabilities on the consolidated balance sheets at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Cost of Revenue

Cost of product revenue includes manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write offs. Cost of software and other services revenue includes personnel costs, cloud hosting costs, amortization of capitalized software development costs and payment processing fees.

Research and Development

R&D expenses primarily consist of personnel costs and benefits, facilities expenses, consulting and professional fees, fabrication services, software and other outsourcing expenses. Substantially all of the Company’s R&D expenses are related to developing new products and services and improving existing products and services. R&D expenses are expensed as incurred.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third-party logistics, fulfillment and outbound shipping costs, facilities expenses, advertising, and travel and entertainment. Advertising expenses are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising expenses were $5.8 million, $8.3 million and $4.7 million, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs and outside services. Outside services consist of professional services, legal fees and other professional fees.

Net Loss per Common Share

We compute net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of each class of the Company’s common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all of the Company’s potential common shares outstanding of the Company’s common stock to the extent the potential shares are dilutive. Basic and diluted net loss per share were the same for each period presented in the consolidated statements of operations and comprehensive loss as the inclusion of all potential shares of the Company’s common stock would have been anti-dilutive. Since the Company was in a net loss position for all periods presented, the basic net loss per share calculation excludes the Company’s convertible preferred stock as it does not participate in net losses of the Company. Refer to Note 12 “Net Loss Per Share” for further discussion.

Stock-Based Compensation Expense

The measurement of stock-based compensation expense for all stock-based payment awards, including stock options and restricted stock units granted to employees, directors and nonemployees, is based on the estimated fair value of the awards on the grant date.

The Company recognizes stock-based compensation expense for its awards on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the awards’ estimated grant date fair values. Generally, awards fully vest three to four years from the grant date and stock options have a contractual term of 10 years. The Company recognizes the effect of forfeiture in stock-based compensation expense based on actual forfeitures when they occur.

The Company granted performance-based restricted stock units during the years ended December 31, 2022, 2021 and 2020. The Company accounted for these awards according to the relevant provisions of ASC Topic 718, Compensation-Stock Compensation. For performance-based awards, the Company recognizes expense using the accelerated attribution method. Refer to Note 11 “Equity Incentive Plan” for further discussion about the nature of the transactions.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recent Accounting Pronouncements Adopted

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which introduced new guidance on disclosures for government assistance received by business entities, including disclosures of the types of assistance received, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. The Company adopted the guidance prospectively as of January 1, 2022.

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the years ended December 31:

	Pattern of
	Recognition	2022	2021	2020
By Product Type:
Devices and accessories	Point-in-time	$50,263	$47,868	$38,347
Software and other services	Over time	23,127	14,697	7,905
Total revenue		$73,390	$62,565	$46,252
By Geographical Market:
United States		$51,072	$42,993	$33,237
International		22,318	19,572	13,015
Total revenue		$73,390	$62,565	$46,252

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 60 days for product and software and other services sales on credit. The amount of revenue recognized during the years ended December 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $13.0 million and $8.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022, the Company had $23.9 million of remaining performance obligations. The Company expects to recognize approximately 71% of its remaining performance obligations as revenue in the next twelve months and approximately 29% thereafter.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. Incremental costs of obtaining contracts, which include commissions and referral fees paid to third parties as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Costs of fulfilling contracts that relate specifically to a contract with a customer, result from activities that generate resources for the Company and enable the Company to satisfy its performance obligations in the contract with the customer are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer of the related goods and services to the customer. The Company had $1.1 million and $0.6 million of capitalized costs of obtaining or fulfilling contracts as of December 31, 2022 and 2021, respectively. The Company’s amortization costs for capitalized costs of obtaining or fulfilling contracts was not significant for the years ended December 31, 2022, 2021 and 2020.

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

Note 4. Fair Value of Financial Instruments

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair values due to the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021.

The Company’s investments in marketable securities are ownership interests in mutual funds. The equity securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other income (expense), net on the consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the consolidated balance sheets.  For the year ended December 31, 2022, the Company recognized $0.3 million of unrealized losses that relate to equity securities still held as of December 31, 2022. For the years ended December 31, 2021 and 2020, the Company did not recognize any unrealized losses that relate to equity securities still held as of December 31, 2022.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2022:
Marketable securities:
Mutual funds	$75,250	$75,250	$—	$—
Total assets at fair value on a recurring basis	$75,250	$75,250	$—	$—

Warrants:
Public Warrants	$3,588	$3,588	$—	$—
Private Warrants	1,782	—	1,782	—
Total liabilities at fair value on a recurring basis	$5,370	$3,588	$1,782	$—

December 31, 2021:
Warrants:
Public Warrants	$17,525	$17,525	$—	$—
Private Warrants	8,704	—	8,704	—
Total liabilities at fair value on a recurring basis	$26,229	$17,525	$8,704	$—

Note 5. Inventories

A summary of inventories is as follows at December 31 (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$41,265	19,853
Work-in-progress	1,962	1,122
Finished goods	16,743	15,268
Total inventories	$59,970	$36,243

Work-in-progress represents inventory items in intermediate stages of production by third party manufacturers. For the years ended December 31, 2022, 2021 and 2020, net realizable value inventory adjustments and excess and obsolete inventory charges were $0.8 million, $0.9 million and $7.1 million, respectively, and were recognized in cost of product revenue.

Note 6. Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows as of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$162,561	$422,841
Restricted cash included within prepaid expenses and other current assets	253	—
Restricted cash included within other non-current assets	4,014	4,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$166,828	$426,841

In the second quarter of 2021, the Company delivered a $4.0 million letter of credit for the Company’s Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the consolidated balance sheets.

During the year ended December 31, 2022, the Company received $5.5 million from the Bill & Melinda Gates Foundation (“BMGF”). Due to a legal restriction in the agreement with the BMGF, these funds are classified as restricted cash and included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2022, the Company has released $5.2 million of the BMGF funds from restricted cash as the Company partially fulfilled its obligations under the agreement.

Note 7. Other Non-Current Assets

Other non-current assets consist of the following at December 31 (in thousands):

	December 31,	December 31,
	2022	2021
Security deposits	$1,882	$1,883
Restricted cash	4,014	4,000
Other long-term assets	1,639	2,610
Total other non-current assets	$7,535	$8,493

Note 8. Property and Equipment, Net

Property and equipment, net, are recorded at historical cost and consist of the following at December 31 (in thousands):

	December 31,	December 31,
	2022	2021
Software	$14,746	$3,831
Leasehold improvements	13,793	4,212
Machinery and equipment	9,663	6,861
Furniture and fixtures	2,121	42
Construction in progress	1,937	5,086
Other	125	47
	42,385	20,079
Less: accumulated depreciation and amortization	(11,054)	(5,376)
Property and equipment, net	$31,331	$14,703

Total depreciation and amortization expense amounted to $5.9 million, $2.1 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For the Company’s software assets, accumulated amortization was $3.9 million and $0.7 million as of December 31, 2022 and 2021, respectively. Amortization expense recognized on these software assets was $3.3 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively. Estimated amortization expense for the next five years ended December 31 is as follows (in thousands):

	2023	2024	2025	2026	2027
Software	$4,812	$4,377	$1,600	$—	$—

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	December 31,	December 31,
	2022	2021
Employee compensation	$12,166	$12,746
Customer deposits	1,135	1,850
Accrued warranty liability	287	266
Non-income tax	1,442	2,477
Professional fees	3,450	2,797
Current portion of operating lease liabilities	1,926	1,391
Other	5,710	4,104
Total accrued expenses and other current liabilities	$26,116	$25,631

Warranty expense activity for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Balance, beginning of period	$1,116	$1,826	$876
Warranty provision charged to operations	296	58	2,498
Warranty claims	(539)	(768)	(1,548)
Balance, end of period	$873	$1,116	$1,826

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

Note 11. Equity Incentive Plan

The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the "2012 Plan") was approved by the Board and the Company’s stockholders in March 2012. In connection with the closing of the Business Combination, the Company has not granted and will not grant any additional awards under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2022, the number of shares of common stock reserved for issuance under the 2012 Plan was 8.0 million.

The Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”, and together with the 2012 Plan, the “Plans”) was approved by the Board in the fourth quarter of 2020 and by the stockholders in the first quarter of 2021. The 2020 Plan is administered by the Board. The Board may grant stock-based awards, restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The restricted stock and options grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges and are fully discussed in the 2020 Plan. Grants under the Plans are included in the tables below.

As of December 31, 2022, the number of shares of common stock reserved for issuance under the 2020 Plan was 34.3 million and 18.8 million common shares remain available for issuance under the 2020 Plan.

Stock option activity

Each stock option grant carries varying vesting schedules whereby the options may be exercised at the participant’s sole discretion provided they are an employee, director or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the grant date.

A summary of the stock option activity under the Plans is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at December 31, 2020	26,708,329	4.03	7.06	143,338
Granted	8,101,866	12.98
Exercised	(8,911,435)	2.46
Forfeited	(9,655,228)	6.12
Outstanding at December 31, 2021	16,243,532	8.11	7.63	24,398
Granted	869,778	4.37
Exercised	(1,081,213)	2.76
Forfeited	(3,460,185)	10.43
Outstanding at December 31, 2022	12,571,912	7.67	5.62	1,342
Options exercisable at December 31, 2021	7,399,460	4.34	5.88	21,300
Options exercisable at December 31, 2022	9,478,419	7.06	4.75	1,263
Vested and expected to vest at December 31, 2021	12,943,351	7.30	7.26	23,242
Vested and expected to vest at December 31, 2022	11,341,764	7.47	5.33	1,310

The total intrinsic value excludes those options whereby the stock price does not exceed the exercise price of the option.

Additional information about the Company’s stock option activity during the years ended December 31, 2022, 2021 and 2020 is presented in the table below:

	2022	2021	2020
Cash proceeds from the exercise of stock options (in millions)	$3.0	$21.7	$2.0
Total intrinsic value of stock options exercised (in millions)	3.6	80.9	3.6
Weighted average grant date fair value of options granted	2.79	6.47	3.27

The intrinsic value of a stock option that’s been exercised is the amount by which the stock price exceeds the exercise price of the option on the date of exercise.

Valuation of stock options

In accordance with ASC Topic 718, Compensation-Stock Compensation, the Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. As described in Note 2 “Summary of Significant Accounting Policies”, the Company selected the Black-Scholes option pricing model for determining the estimated fair value for service. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees were as follows:

	2022	2021	2020
Risk-free interest rate	1.7% – 3.0%	0.6% – 1.4%	0.4% – 1.7%
Expected dividend yield	0%	0%	0%
Expected term	5.8 years – 6.5 years	5.5 years – 6.2 years	5.9 years – 6.3 years
Expected volatility	70% – 73%	51% – 63%	50%

The assumptions used to value option grants to non-employees were as follows:

2020
Risk-free interest rate	0.4% – 1.7%
Expected dividend yield	0%
Expected term	1.1 years – 6.1 years
Expected volatility	50%

The Company did not grant any options to non-employees during the years ended December 31, 2022 and 2021.

Risk-free interest rate

The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect on the grant date.

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

Subsequent to the closing of the Business Combination, the Company considered the historical stock volatilities of its’ peer companies, the historical volatility of the Company's stock price, and the implied stock price volatility derived from the price of exchange traded options on the Company's stock. Due to the lack of historical and implied volatility data of the Company’s common stock for a significant portion of 2021, the Company primarily estimated the expected volatility using the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock-based awards. During 2022, the Company used a combination of the historical and implied volatilities of its own stock and of peer companies as described above.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and non-employees.

Restricted stock unit activity

A summary of the restricted stock unit activity under the Plans is presented in the table below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at December 31, 2020	1,894,897	9.40
Granted	3,375,079	14.77
Vested	(1,018,828)	9.40
Forfeited	(292,323)	12.77
Outstanding at December 31, 2021	3,958,825	13.73
Granted	12,076,285	3.98
Vested	(2,947,832)	11.80
Forfeited	(3,125,987)	6.85
Outstanding at December 31, 2022	9,961,291	4.55

The total fair value of the restricted stock units vested was $10.7 million and $10.4 million during the years ended December 31, 2022 and 2021, respectively.

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

In the third quarter of 2021 and excluded from the table above, the Company approved 0.1 million performance-based restricted stock units for certain executives. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are objective and subjective performance metrics defined in the award agreement. Each award agreement provides that the Compensation Committee of the Board of Directors (the “Compensation Committee”) has discretion over the number of shares that will vest pursuant to the performance metrics. During the first quarter of 2023, the Compensation Committee will certify the number of shares vested under the performance-based restricted stock unit awards. The Company concluded a grant date has not occurred and that the service inception date precedes the grant date. For awards that management estimates will vest, the expense is recognized using the accelerated attribution method over the requisite service period as defined in the award agreement. The fair value of these awards is remeasured at the close of each reporting period until a grant date occurs.  An insignificant amount of expense for these awards was recognized during the year ended December 31, 2022.

In 2022, the Company granted 0.2 million performance-based restricted stock units to certain executives. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are objective performance metrics defined in the award agreement. An insignificant amount of expense for these awards was recognized during the year ended December 31, 2022.

Award accelerations and modifications

During 2020, in connection with employee terminations, the Company extended the post-employment exercise period with regards to 0.7 million stock options. The incremental stock-based compensation expense resulting from the modifications was not significant.

On January 23, 2021, Legacy Butterfly’s former CEO resigned from his position. Pursuant to the separation agreement between the former CEO and Legacy Butterfly, he received equity-based compensation including the acceleration of vesting of 1.6 million service-based options. The acceleration was pursuant to the original award agreements. The Company recognized $2.6 million of incremental stock-based compensation expense related to the acceleration of this option award during the year ended December 31, 2021.

On December 30, 2022, the Company’s CEO resigned from his position. Pursuant to the separation agreement between the CEO and the Company, he received equity-based compensation including the acceleration of vesting of 1.7 million of the CEO’s service-based stock options and service-based restricted stock units. This acceleration was pursuant to the original award agreements. As a modification to the original award agreements, 0.1 million performance-based restricted stock units had an acceleration of vesting, and 0.3 million service-based stock options had their post-employment exercise period extended. The Company recognized a total of $7.8 million of incremental stock-based compensation expense during the year ended December 31, 2022 related to the acceleration of these awards pursuant to the original award agreements and the modifications to the original award agreements. The incremental stock-based compensation expense resulting from the modifications was not significant.

Stock-based compensation expense

The Company’s stock-based compensation expense for the periods presented was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenue – software and other services	$88	$21	$15
Research and development	12,746	9,060	4,551
Sales and marketing	5,974	8,074	2,591
General and administrative	23,723	30,643	3,847
Total stock-based compensation expense	$42,531	$47,798	$11,004

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards. The Company has capitalized $1.0 million, $0.4 million and $0.1 million of stock-based compensation expense as part of the cost of its software assets during the years ended December 31, 2022, 2021 and 2020, respectively.

Total unrecognized stock-based compensation expense as of December 31, 2022 and 2021 was $54.0 million and $78.8 million, respectively, which will be recognized over the remaining weighted average vesting period of 2.5 years and 2.8 years, respectively.

Note 12. Net Loss Per Share

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Year ended December 31, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(146,412)	$(22,311)	$(168,723)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(146,412)	$(22,311)	$(168,723)
Denominator:
Weighted-average common shares outstanding	173,421,449	26,426,937	199,848,386
Denominator for basic and diluted net loss per share – weighted-average common stock	173,421,449	26,426,937	199,848,386
Basic and diluted net loss per share	$(0.84)	$(0.84)	$(0.84)

Year ended December 31, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(28,048)	$(4,361)	$(32,409)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(28,048)	$(4,361)	$(32,409)
Denominator:
Weighted-average common shares outstanding	150,424,024	23,386,029	173,810,053
Denominator for basic and diluted net loss per share – weighted-average common stock	150,424,024	23,386,029	173,810,053
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.19)

Year ended December 31, 2020

Numerator:
Allocation of undistributed earnings	$(162,745)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(162,745)
Denominator:
Weighted-average common shares outstanding	6,056,574
Denominator for basic and diluted net loss per share – weighted-average common stock	6,056,574
Basic and diluted net loss per share	$(26.87)

For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per-share dividends or distributions in liquidation in accordance with the Company’s Restated Certificate. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. For the year ended December 31, 2020, the undistributed earnings are only allocated to Class A common stock as there were no shares of Class B common stock outstanding.

Anti-dilutive common equivalent shares were as follows:

	2022	2021	2020
Outstanding options to purchase common stock	12,571,912	16,243,532	26,708,329
Outstanding restricted stock units	9,961,291	3,577,894	1,894,897
Outstanding warrants	20,652,690	20,652,837	—
Outstanding convertible preferred stock (Series A through D)	—	—	107,197,118
Total anti-dilutive common equivalent shares	43,185,893	40,474,263	135,800,344

Note 13. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Federal	$(169,122)	$(32,706)	$(162,876)
Foreign	441	418	170
Loss before provision for income taxes	$(168,681)	$(32,288)	$(162,706)

The Company recorded a tax provision of $0.04 million, $0.12 million and $0.04 million for the years ended December 31, 2022, 2021 and 2020, respectively, due to foreign income and return to provision adjustments. Due to the Company’s loss position domestically, the Company has not recorded a significant federal tax provision for the years ended December 31, 2022, 2021 and 2020.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Income at US statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	2.21%	15.42%	3.18%
Stock compensation	(5.01)%	(10.10)%	0.00%
Change in fair value of warrants	2.60%	104.78%	0.00%
Tax credits	2.16%	12.51%	0.86%
Foreign rate differential	0.00%	0.01%	0.00%
Valuation allowance	(22.91)%	(142.86)%	(24.35)%
Other	(0.08)%	(1.14)%	(0.71)%
	(0.03)%	(0.38)%	(0.02)%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$135,733	$122,279
Tax credits	14,047	10,620
Stock compensation	3,680	4,752
Accruals and reserves	2,747	7,929
Inventory reserve	8,797	289
Lease liability	7,646	7,063
Depreciation	914	102
Capitalized tax R&E	15,127	—
Other	3,901	1,600
Total deferred tax assets	$192,592	$154,634
Valuation allowance	(187,421)	(148,785)
Total deferred tax assets	$5,171	$5,849
Deferred tax liabilities
Right-of-use asset	(5,171)	(5,849)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $552.2 million and $494.8 million, respectively. As of December 31, 2022 and 2021, the Company had state NOL carryforwards of approximately $352.9 million and $323.8 million, respectively. Of the $552.2 million of federal NOL carryforwards, $73.7 million will begin to expire at various dates in 2031 and $478.5 million may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2031. As of December 31, 2022, the Company also had federal and state tax credits of $11.8 million and $2.8 million, which will begin to expire in 2032 and 2022, respectively.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, companies are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S. based R&E activities must be amortized over five years. Previously, these expenses could be deducted in the year incurred. The implementation of this provision didn’t increase our cash income tax payment in 2022 due to our significant pre-tax net loss.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2022 and 2021.

The Company’s valuation allowance increased by $38.7 million and $47.0 million for the years ended December 31, 2022 and 2021, respectively, due primarily to the generation of NOLs.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company conducted an ownership analysis under IRC Section 382 based upon publicly available information as of December 31, 2022 and determined that there has not been an ownership change since the last ownership change event on February 12, 2021 that would limit the Company’s utilization of its NOLs and tax credits.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2021, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, there was no significant accrued interest or penalties.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2018 to the present. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

From time to time, the Company applies for government assistance in the form of non-income tax refundable credits based on meeting various eligibility criteria. To account for government assistance, where there is limited GAAP guidance for for-profit entities, the Company analogizes to International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance. Under that standard, the Company recognizes government assistance when there is reasonable assurance that it will comply with the relevant conditions and that the assistance will be received. During the year ended December 31, 2022, the Company received a tax credit paid in cash of $0.9 million under the state of Massachusetts Life Sciences Tax Incentive Program and recorded the receipt as other income (expense), net on the consolidated statements of operations and comprehensive loss. The government grant is subject to claw-back if the Company fails to meet certain targets in the tax year following the time of the award.

Note 14. Related Party Transactions

Prior to the closing of the Business Combination, the Company subleased office and laboratory spaces from 4Catalyzer. Additionally, under the Amended and Restated Technology Services Agreement by and between the Company, 4Catalyzer Corporation (“4Catalyzer”), and other participant companies controlled by Dr. Rothberg (the “ARTSA”), the Company, 4 Catalyzer and the other participant companies agreed to provide certain services to each other and to share certain non-core technologies. These expenditures are recorded within the accompanying consolidated statements of operations and comprehensive loss and allocated to the proper operating expense caption based on the nature of the service. Butterfly terminated its participation under the ARTSA immediately prior to the Closing of the Business Combination and, during the year ended December 31, 2021, ceased using the services provided by 4Catalyzer and other participant companies. During the year ended December 31, 2022 the Company terminated its sublease of office and laboratory spaces from 4Catalyzer.

A summary of related-party transactions and balances with 4Catalyzer are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Total incurred for operating expenses	$78	$583	$5,571

	December 31,
	2022	2021
Due from related parties	$145	$—
Due to related parties	—	88

Note 15. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Effective January 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $1.3 million for the year ended December 31, 2022. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021 and 2020.

Note 16. Reduction in Force

On July 28, 2022, the Board approved a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, the plan included a reduction in force representing approximately 10% of the Company’s workforce. Employee severance and benefits costs related to the reduction in force that were incurred during the year ended December 31, 2022 are as follows (in thousands):

Year ended
December 31, 2022
Research and development	$1,035
Sales and marketing	338
General and administrative	417
Total employee severance and benefits costs	$1,790

The Company incurred substantially all of the cash payments related to employee severance and benefits costs in the third quarter of 2022. As of December 31, 2022 the remaining accrual for cash payments related to employee severance and benefits costs is insignificant.

During January 2023, the Company implemented a second reduction in force as described in Note 20 “Subsequent Events”.

Note 17. Warrants

Public Warrants

The Company issued Public Warrants and Private Warrants in connection with its IPO during the year ended December 31, 2020. As of December 31, 2022, there were an aggregate of 13,799,357 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. During the years ended December 31, 2022 and 2021, the amount of exercises of Public Warrants was not significant. The amount reclassified into equity upon the exercise of the Public Warrants was not significant. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation.

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise their Public Warrants prior to the scheduled redemption date.

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants at $0.10 per warrant, each warrant holder will be entitled to exercise their warrant prior to the scheduled redemption date on a cashless basis and receive that number of shares based on the redemption date and the “fair market value” of the Class A common stock, in accordance with a table set forth in the warrant agreement.

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

Private Warrants

As of December 31, 2022, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The Company recognized gains of $20.9 million $161.1 million as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

Note 18. Leases

The Company primarily enters into leases for office space that are classified as operating leases.  Most leases are not cancelable prior to their expiration.  During the years ended December 31, 2022 and 2021, the Company accounted for leases in accordance with ASC Topic 842, Leases, by recording right-of-use assets and lease liabilities. During the year ended December 31, 2020, the Company accounted for its leases under ASC Topic 840, Leases.

In May 2021, the Company entered into a lease agreement for office space in Burlington, MA which expires in December 2032 and includes approximately $27.3 million of legally binding minimum lease payments. As stated in the lease, the Company and the landlord agreed to a payment schedule that includes escalating rent payments beginning on the lease commencement date.  The lease contains a tenant improvement allowance of $5.2 million, which is recognized as a reduction of minimum lease payments and recognized on a straight-line basis over the term of the lease. As of December 31, 2022, the Company has fully utilized the tenant improvement allowance. The lease also includes termination and renewal options to be exercised at the discretion of the Company. These options are not reflected in the lease term as it is not reasonably certain that they will be exercised.  The Company gained access to the office space and began recognizing expense for the lease in the third quarter of 2021. The rent expense is included below in the operating lease cost table.

The following table presents the components of operating lease cost for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Operating lease cost	$4,300	$2,927
Short-term lease cost	249	287
Variable lease cost	353	100
Total operating lease cost	$4,902	$3,314

Rent expense for operating leases was $2.1 million for the year ended December 31, 2020.

The expected maturities related to the Company’s leases with initial non-cancellable lease terms in excess of one year as of December 31, 2022 are as follows:

Year ended December 31,	Operating Lease Payments
2023	$3,493
2024	4,434
2025	4,652
2026	4,763
2027	4,875
2027 and thereafter	18,340
Total gross operating lease payments	40,557
Less: imputed interest	(8,665)
Total operating lease liabilities, reflecting the present value of net lease payments	$31,892

Additional information related to operating leases is presented as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (in years)	8.8	9.4
Weighted average discount rate	5.5%	5.5%

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments, included in cash flows from operating activities	$2,042	$1,012

Non-cash additions to operating lease assets	$—	$13,929

Note 19. Commitments and Contingencies

Commitments

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of December 31, 2022, the aggregate amount of minimum inventory purchase commitments is $56.5 million and the Company has a vendor advance asset of $17.1 million, net of write-downs, and an accrued purchase commitment liability of $2.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next twelve months is included in current assets and current liabilities in the accompanying consolidated balance sheets.

The Company applied the guidance in ASC Topic 330, Inventory, to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. There were no significant changes to the purchase commitment liability assessment factors during the year ended December 31, 2022, and therefore no related change in the accrual and loss for the purchase commitment was recognized. During the years ended December 31, 2021 and 2020, due to changes to the purchase commitment liability assessment factors, the Company recognized net losses, write-downs of the vendor advance, and additional accrued liability for the vendor purchase commitment. For the year ended December 31, 2021, the Company recognized a net loss of $14.0 million comprising a $2.3 million write-down of the vendor advance and $11.7 million of additional accrued purchase commitment liability. For the year ended December 31, 2020, the Company recognized a net loss of $53.2 million comprising a $10.6 million write-down of the vendor advance and $42.6 million of additional accrued purchase commitment liability.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write-down is recorded at zero value. During the year ended December 31, 2022, the Company utilized $17.4 million of the accrued purchase commitment liability and $15.1 million of the vendor advance that was previously written down to acquire such E&O inventory. During the year ended December 31, 2021, the Company utilized $35.0 million of the accrued purchase commitment liability to acquire such E&O inventory.

Other purchase commitments:

In September 2020, the Company renegotiated certain inventory purchase commitments with other third-party manufacturing vendors, and as a result certain inventory purchase commitments have been canceled. The Company recorded the expected losses on those commitments of $6.9 million as a loss on product purchase commitments in the consolidated statements of operations for the year ended December 31, 2020.

Contingencies

The Company is involved in litigation and legal matters from time to time including our legal structure, which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case No. 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey against the Company, its President and Chief Executive Officer, its then Chief Financial Officer, the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer and members of Longview’s board of directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  On August 8, 2022, the Court appointed KNS Holdings LLC DBPP UA Jan. 1, 2016 as lead plaintiff and Levy & Korsinsky as lead counsel.  On November 1, 2022, lead plaintiff, along with plaintiff Carl Metzgar, filed an Amended Class Action Complaint.  In addition to alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, plaintiff also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On March 9, 2022, Fujifilm filed a complaint against the Company, styled Fujifilm Sonosite, Inc. v. Butterfly Network, Inc. (Case No. 1:22-cv-00309) in the United States District Court for the District of Delaware. The complaint alleged that the iQ and iQ+ ultrasound probes, hard carrying case, and mobile device application software infringe certain patents purportedly owned by Fujifilm. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages including compensatory damages, lost profits, and reasonable royalty damages, a preliminary and/or permanent injunction, pre- and post-judgment interest, and the fees and costs of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the fees and costs of the litigation. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. (Case No. 1:22-cv-00825) was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant, alleging violation of Section 14(a) of the Exchange Act, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting and gross mismanagement.  The lawsuit is premised upon allegedly inadequate internal controls, purportedly misleading representations regarding the Company’s financial condition and business prospects and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, disgorgement and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Note 20. Subsequent Events

On January 4, 2023, the Board approved a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity.  In addition to decreasing other operating expenses, the plan included a reduction in force representing approximately 25% of the Company’s workforce. The Company estimates that it will incur approximately $5.0 million of cash payments related to employee severance and benefits costs, substantially all of which the Company expects to incur in the first quarter of 2023.

On February 12, 2021, the Company, then operating as Longview, held a special meeting of stockholders (the “Special Meeting”) to approve certain matters relating to the Business combination with Legacy Butterfly, including a proposal to amend and restate the Company’s certificate of incorporation to read in its entirety as set forth in the Second Amended and Restated Certificate of Incorporation (the “New Certificate of Incorporation”). The proposed amendments would increase its total authorized shares of Class A common stock from 200 million shares to 600 million shares and Class B common stock from 20 million shares to 27 million shares. The New Certificate of Incorporation was approved by a majority of the shares of Class A and Class B common stock, voting together as a single class, that were outstanding and entitled to vote thereon. After the Special Meeting, the Business Combination was closed, the New Certificate of Incorporation became effective, and the Company changed its name to Butterfly Network, Inc.

A recent decision by the Court of Chancery of the State of Delaware (the “Court”) in Garfield v. Boxed, Inc. created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the Company to seek and obtain a vote of a majority of the shares of Class A common stock to approve the New Certificate of Incorporation. While the Company believes that the New Certificate of Incorporation, including the increase to the number of authorized shares of common stock, was validly approved, in light of the Court’s decision, the Company filed a petition in the Court on February 21, 2023 pursuant to Section 205 of the DGCL seeking validation and a declaration of effectiveness of the New Certificate of Incorporation and actions taken in reliance thereon, including the issuance of shares. Section 205 of the DGCL permits the Court, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors.

On March 14, 2023, the Court granted the Company’s petition and issued an order providing that “1. The New Certificate of Incorporation, including the filing and effectiveness thereof, is hereby validated and declared effective as of 9:40 a.m. (EDT) on February 12, 2021 and 2. All shares of capital stock of the Company issued in reliance on the effectiveness of the New Certificate of Incorporation, including 164,862,472 shares of Class A Common Stock and 26,426,937 shares of Class B Common Stock issued by the Company in connection with or after the Merger, are hereby validated and declared effective as of the date and time of the original issuance of such shares.” The Court’s granting of the Company’s petition has addressed and eliminated the uncertainty created by Court’s recent decision.