Form 10-Q
period 2023-03-31
Butterfly Network, Inc.
filed 2023-05-11
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, the registrant had 177,504,076 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “Butterfly” mean Butterfly Network, Inc. and our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies, and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercialization of our products and services;
●	the success, cost, and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license, or acquire additional technology;
●	our ability to maintain our existing license, manufacturing, and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	our estimates regarding expenses, revenue, capital requirements, and needs for additional financing;
●	our ability to raise financing in the future; and
●	our financial performance.

These statements may be preceded by, followed by, or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions relating to, among other things:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;
●	our business could be harmed if we fail to manage our growth effectively;
●	our projections are subject to risks, assumptions, estimates, and uncertainties;
●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
●	the pricing of our products and services, and reimbursement for medical procedures conducted using our products and services;
●	changes in applicable laws or regulations;
●	failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition;
●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange; and
●	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, and results of operations.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission (“SEC”). The risks described under the caption “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$193,808	$162,561
Marketable securities	—	75,250
Accounts receivable, net	13,475	14,685
Inventories	69,407	59,970
Current portion of vendor advances	32,922	35,182
Prepaid expenses and other current assets	12,912	9,489
Total current assets	322,524	357,137
Property and equipment, net	30,442	31,331
Operating lease assets	21,092	21,567
Other non-current assets	7,623	7,535
Total assets	$381,681	$417,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,429	$7,211
Deferred revenue, current	14,933	15,856
Accrued purchase commitments, current	531	2,146
Accrued expenses and other current liabilities	23,897	26,116
Total current liabilities	44,790	51,329
Deferred revenue, non-current	4,344	4,957
Warrant liabilities	5,576	5,370
Operating lease liabilities	29,440	29,966
Other non-current liabilities	1,384	588
Total liabilities	85,534	92,210
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at March 31, 2023 and December 31, 2022; 177,368,499 and 174,459,956 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at March 31, 2023 and December 31, 2022; 26,426,937 shares issued and outstanding at March 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	925,604	921,278
Accumulated deficit	(629,478)	(595,938)
Total stockholders’ equity	296,147	325,360
Total liabilities and stockholders’ equity	$381,681	$417,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Product	$8,848	$11,014
Software and other services	6,628	4,560
Total revenue	15,476	15,574
Cost of revenue:
Product	4,349	6,149
Software and other services	2,038	1,083
Total cost of revenue	6,387	7,232
Gross profit (loss)	9,089	8,342
Operating expenses:
Research and development	16,651	23,623
Sales and marketing	10,034	15,202
General and administrative	11,019	18,800
Other	6,432	250
Total operating expenses	44,136	57,875
Loss from operations	(35,047)	(49,533)
Interest income	1,784	10
Change in fair value of warrant liabilities	(207)	5,163
Other income (expense), net	17	(100)
Loss before provision for income taxes	(33,453)	(44,460)
Provision for income taxes	87	17
Net loss and comprehensive loss	$(33,540)	$(44,477)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.17)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	202,565,877	199,000,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(33,540)	(33,540)
Common stock issued upon vesting of restricted stock units	2,908,543	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	4,326	—	4,326
March 31, 2023	177,368,499	$18	26,426,937	$3	$925,604	$(629,478)	$296,147

Three months ended March 31, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(44,477)	(44,477)
Common stock issued upon exercise of stock options and warrants	264,016	—	—	—	651	—	651
Common stock issued upon vesting of restricted stock units, net	646,492	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	8,905	—	8,905
March 31, 2022	172,523,557	$17	26,426,937	$3	$884,336	$(471,692)	$412,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,540)	$(44,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,111	839
Stock-based compensation expense	4,185	8,730
Change in fair value of warrant liabilities	207	(5,163)
Other	(708)	40
Changes in operating assets and liabilities:
Accounts receivable	1,077	(1,179)
Inventories	(9,437)	(12,111)
Prepaid expenses and other assets	(3,175)	(5,455)
Vendor advances	2,260	3,406
Accounts payable	(1,561)	(3,176)
Deferred revenue	(1,536)	1,084
Accrued purchase commitments	(1,615)	—
Change in operating lease assets and liabilities	175	622
Accrued expenses and other liabilities	(1,695)	2,606
Net cash used in operating activities	(43,252)	(54,234)

Cash flows from investing activities:
Purchases of marketable securities	(297)	—
Sales of marketable securities	76,484	—
Purchases of property and equipment, including capitalized software	(1,342)	(4,506)
Sales of property and equipment	10	—
Net cash provided by (used in) investing activities	74,855	(4,506)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	651
Other financing activities	—	(101)
Net cash provided by financing activities	—	550
Net increase (decrease) in cash, cash equivalents and restricted cash	31,603	(58,190)
Cash, cash equivalents, and restricted cash, beginning of period	166,828	426,841
Cash, cash equivalents, and restricted cash, end of period	$198,431	$368,651

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

The Company was incorporated in Delaware on February 4, 2020 as Longview Acquisition Corp. (“Longview”). Following a business combination between the Company and BFLY Operations, Inc. (formerly Butterfly Network, Inc.) on February 12, 2021 (the “Business Combination”), the Company’s legal name became Butterfly Network, Inc.

The Company operates wholly-owned subsidiaries in Australia, Germany, Netherlands, Taiwan, and the United Kingdom.

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2022 Annual Report on Form 10-K. All intercompany balances and transactions are eliminated upon consolidation.

The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP for annual reporting.

Certain prior period amounts presented on the statement of operations and comprehensive loss for the three months ended March 31, 2022 have been reclassified to conform to the current period presentation. See the Operating expenses – Other section of this note for additional information regarding these reclassifications.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of March 31, 2023, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.

As of March 31, 2023 and December 31, 2022, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2023 and 2022.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates as a single reportable segment. Substantially all of the Company’s long-lived assets are located in the United States. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the condensed consolidated financial statements.

Use of Estimates

The Company makes estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments, and assumptions.

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2022.

Operating expenses – Other

The Company classifies certain operating expenses that are not representative of the Company’s ongoing operations as other on the condensed consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reduction in force, litigation, and legal settlements. To conform to current period presentation, $0.3 million of general and administrative expenses related to litigation for the three months ended March 31, 2022 have been reclassified as other in the condensed consolidated statements of operations and comprehensive loss presented in this Quarterly Report on Form 10-Q. The following table summarizes the Company’s expenses classified as other in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2023	2022
Employment-related expenses	$3,618	$—
Legal-related expenses	2,814	250
Total other	$6,432	$250

See Note 12 “Reduction in Force” for additional information regarding the employment-related expenses classified as other in the condensed consolidated statements of operations and comprehensive loss.

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of	Three months ended March 31,
	Recognition	2023	2022
By product type:
Devices and accessories	Point-in-time	$8,848	$11,014
Software and other services	Over time	6,628	4,560
Total revenue		$15,476	$15,574

By geographical market:
United States		$12,005	$11,304
International		3,471	4,270
Total revenue		$15,476	$15,574

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 60 days for sales on credit of product, software, and other services. The allowance for doubtful accounts was $0.6 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized $6.2 million and $4.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023 and December 31, 2022, the Company had $22.2 million and $23.9 million, respectively, of remaining performance obligations. The Company expects to recognize 71% of its remaining performance obligations as revenue in the next twelve months, and an additional 29% thereafter.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term or on-demand nature of these instruments.

There were no transfers between fair value measurement levels during the periods ended March 31, 2023 and December 31, 2022.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of March 31, 2023, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

The Company’s investments in marketable securities were ownership interests in mutual funds. The equity securities were stated at fair value, as determined by quoted market prices. As the securities had readily determinable fair value, unrealized gains and losses were reported as other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities were also recorded as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considered all of its investments in marketable securities as available for use in current operations and therefore classified these securities within current assets on the condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, the Company did not recognize any unrealized gains or losses related to equity securities still held as of March 31, 2023 and 2022, respectively.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2023:
Warrants:
Public Warrants	$3,726	$3,726	$—	$—
Private Warrants	1,850	—	1,850	—
Total liabilities at fair value on a recurring basis	$5,576	$3,726	$1,850	$—

December 31, 2022:
Marketable securities:
Mutual funds	$75,250	$75,250	$—	$—
Total assets at fair value on a recurring basis	$75,250	$75,250	$—	$—

Warrants:
Public Warrants	$3,588	$3,588	$—	$—
Private Warrants	1,782	—	1,782	—
Total liabilities at fair value on a recurring basis	$5,370	$3,588	$1,782	$—

Note 5. Inventories

The following table summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$49,329	41,265
Work-in-progress	1,981	1,962
Finished goods	18,097	16,743
Total inventories	$69,407	$59,970

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three months ended March 31, 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 13 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net (in thousands):

	March 31,	December 31,
	2023	2022
Property and equipment, gross	$43,570	$42,385
Less: accumulated depreciation and amortization	(13,128)	(11,054)
Property and equipment, net	$30,442	$31,331

As of March 31, 2023 and 2022, the Company excluded $ 0.3 million and $2.0 million of accrued property and equipment from the cash used in investing activities on the condensed consolidated statements of cash flows.

Note 7. Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$193,808	$359,901
Restricted cash included within prepaid expenses and other current assets	609	4,750
Restricted cash included within other non-current assets	4,014	4,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$198,431	$368,651

Restricted cash included within prepaid expenses and other current assets is restricted by an agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”). The restriction on these funds lapses as the Company fulfills its obligations in the agreement. Restricted cash included within other non-current assets is to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Employee compensation	$7,976	$12,166
Customer deposits	1,031	1,135
Accrued warranty liability	275	287
Non-income tax	1,195	1,442
Professional fees	6,058	3,450
Current portion of operating lease liabilities	2,152	1,926
Other	5,210	5,710
Total accrued expenses and other current liabilities	$23,897	$26,116

The following table summarizes warranty expense activity (in thousands):

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$873	$1,116
Warranty provision charged to operations	(44)	161
Warranty claims	(35)	(183)
Balance, end of period	$794	$1,094

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the condensed consolidated balance sheet.

Note 9. Equity Incentive Plans

For the three months ended March 31, 2023, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2023, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2023.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options:

Number of
Options
Outstanding at December 31, 2022	12,571,912
Granted	—
Exercised	—
Forfeited	(2,213,143)
Outstanding at March 31, 2023	10,358,769

Generally, each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit (“RSU”) activity

The following table summarizes the changes in the Company’s outstanding RSUs:

Number of
RSUs
Outstanding at December 31, 2022	9,961,291
Granted	9,705,212
Vested	(1,746,004)
Forfeited	(1,670,306)
Outstanding at March 31, 2023	16,250,193

Generally, each award will vest based on continued service per the award agreement. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value of RSUs was determined based on the fair market value of the Company’s Class A common stock on the grant date.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenue – software and other services	$11	$10
Research and development	2,183	2,773
Sales and marketing	621	1,768
General and administrative	1,370	4,179
Total stock-based compensation expense	$4,185	$8,730

Note 10. Net Loss Per Share

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended March 31, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(29,164)	$(4,376)	$(33,540)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(29,164)	$(4,376)	$(33,540)
Denominator:
Weighted-average common shares outstanding	176,138,940	26,426,937	202,565,877
Denominator for basic and diluted net loss per share – weighted-average common stock	176,138,940	26,426,937	202,565,877
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.17)

Three months ended March 31, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(38,571)	$(5,906)	$(44,477)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(38,571)	$(5,906)	$(44,477)
Denominator:
Weighted-average common shares outstanding	172,573,321	26,426,937	199,000,258
Denominator for basic and diluted net loss per share – weighted-average common stock	172,573,321	26,426,937	199,000,258
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.22)

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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	March 31,
	2023	2022
Outstanding options to purchase common stock	10,358,769	16,132,975
Outstanding restricted stock units	16,250,193	10,166,609
Outstanding warrants	20,652,690	20,652,737
Total anti-dilutive common equivalent shares	47,261,652	46,952,321

Note 11. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2023 and 2022, expenses for matching 401(k) contributions were $0.2 million and $0.5 million, respectively.

Note 12. Reduction in Force

In January 2023, the Company implemented a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, the plan included a reduction in force representing approximately 25% of the Company’s workforce. For the three months ended March 31, 2023, the Company incurred $3.6 million of employee severance and benefit costs related to the reduction in force. As of March 31, 2023, $0.7 million of accrued employee severance and benefit costs related to the reduction in force were included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Note 13. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended March 31, 2023 and 2022, total lease cost was $1.0 million and $1.2 million, respectively. Total lease cost was primarily composed of operating lease costs.

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of March 31, 2023, the aggregate amount of minimum inventory purchase commitments is $42.4 million, and the Company has a vendor advance asset of $14.3 million, net of write-downs, and an accrued purchase commitment liability of $0.5 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three months ended March 31, 2023 and 2022, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three months ended March 31, 2023, the Company utilized $1.6 million of the accrued purchase commitment liability and $4.5 million of the vendor advance that was previously written down to acquire such E&O inventory.

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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case No. 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey against the Company, its then President and CEO, its then Chief Financial Officer (“CFO”), the Chairman of its board of directors, as well as Longview’s Chairman (who is a director of the Company), CEO, CFO and members of Longview’s board of directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  On August 8, 2022, the Court appointed KNS Holdings LLC DBPP UA Jan. 1, 2016 as lead plaintiff and Levy & Korsinsky as lead counsel.  On November 1, 2022, lead plaintiff, along with plaintiff Carl Metzgar, filed an Amended Class Action Complaint.  In addition to alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, plaintiff also alleges violations of Sections 11 and 15 of the Securities Act. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

The Company, as well as certain current and former directors and executive officers, is also involved in other legal matters for employment-related claims that have not been fully resolved and for which it is unable to predict the outcome.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in our 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the caption “Risk Factors” in Item 1A of Part I of our 2022 Annual Report on Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q as filed with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

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

Butterfly iQ+ is an ultrasound device that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow and accessible on a user’s smartphone, tablet and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions.  We market and sell the Butterfly system, which includes probes, related accessories and software subscriptions, to healthcare systems, physicians and healthcare providers through a direct sales force, distributors and our eCommerce channel.

Key Performance Measures

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions. Our key performance measures may fluctuate over time as the adoption of our devices increases, which may shift the revenue mix more toward software and other services. The quarterly metrics may be impacted by the timing of device sales.

Units fulfilled

We define units fulfilled as the number of devices whereby control is transferred to a customer. We do not adjust this measure for returns as our volume of returns has historically been low. We view units fulfilled as a key indicator of the growth of our business. We believe that this metric is useful to investors because it presents our core growth and the performance of our business period over period.

Units fulfilled decreased by 1,590 units, or 31.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to decreased device sales volume across all of our sales channels, including direct and distributor sales and eCommerce.

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

Software and other services mix increased by 13.5 percentage points, to 42.8% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase in software license revenue as compared to a decrease in product revenue. The increase in software and other services revenue is a result of increased sales of enterprise licenses for our Butterfly Blueprint software solution, increased renewals of existing software licenses, and the recognition of software and other services revenue over the term of the service period for prior-period license sales and renewals.

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and the sale of software and related services, classified as software and other services revenue on our condensed consolidated statements of operations and comprehensive loss, which are SaaS subscriptions and product support and maintenance (“Support”). SaaS subscriptions include licenses for teams and individuals as well as enterprise-level subscriptions. For sales of products, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally recognized ratably over time.

Over time, as the adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.

To date, we have invested heavily in growing adoption at large-scale healthcare systems. As we expand our healthcare system software offerings and develop relationships with larger healthcare systems, we continue to expect a higher proportion of our sales in healthcare systems compared to eCommerce.

Cost of revenue

Cost of product revenue consists of product costs, including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period, and we expect it to fluctuate as a percentage of product revenue over time as our focus on operational efficiencies in our supply chain may be offset by increased prices of certain inventory components.

Cost of software and other services revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards software and other services. We plan to continue to invest resources to expand and further develop our SaaS and other service offerings.

Research and development

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses, depreciation expenses, consulting and professional fees, fabrication services, software and other outsourcing expenses. Most of our research and development expenses are related to developing new products and services that have not reached the point of commercialization and improving our products and services that have been commercialized. Consulting expenses are related to general development activities and clinical/regulatory research. Fabrication services include certain third-party engineering costs, product testing and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product development, clinical and regulatory capabilities.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third-party logistics, fulfillment and outbound shipping costs, advertising, promotional costs, conferences and events, facilities-related expenses and information technology costs. We expect to continue to make substantial investments in our sales capabilities.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities-related expenses and outside services. Outside services consist of professional services, legal fees and other professional fees.

Other

Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to our reductions in force, litigation costs, legal settlements, and other legal costs.

Results of Operations

We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
	2023		2022
		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue
Revenue:
Product	$8,848	57.2%	$11,014	70.7%
Software and other services	6,628	42.8	4,560	29.3
Total revenue	15,476	100.0	15,574	100.0
Cost of revenue:
Product	4,349	28.1	6,149	39.5
Software and other services	2,038	13.2	1,083	7.0
Total cost of revenue	6,387	41.3	7,232	46.4
Gross profit (loss)	9,089	58.7	8,342	53.6
Operating expenses:
Research and development	16,651	107.6	23,623	151.7
Sales and marketing	10,034	64.8	15,202	97.6
General and administrative	11,019	71.2	18,800	120.7
Other	6,432	41.6	250	1.6
Total operating expenses	44,136	285.2	57,875	371.6
Loss from operations	(35,047)	(226.5)	(49,533)	(318.0)
Interest income	1,784	11.5	10	0.1
Change in fair value of warrant liabilities	(207)	(1.3)	5,163	33.2
Other income (expense), net	17	0.1	(100)	(0.6)
Loss before provision for income taxes	(33,453)	(216.2)	(44,460)	(285.5)
Provision for income taxes	87	0.6	17	0.1
Net loss and comprehensive loss	$(33,540)	(216.7)%	$(44,477)	(285.6)%

Comparison of the three months ended March 31, 2023 and 2022

Revenue

	Three months ended March 31,
(in thousands)	2023	2022	Change	% Change
Product	$8,848	$11,014	$(2,166)	(19.7)%
Software and other services	6,628	4,560	2,068	45.4
	$15,476	$15,574	$(98)	(0.6)%

For the three months ended March 31, 2023, total revenue of $15.5 million was flat from $15.6 million for the three months ended March 31, 2022. We saw a 15% increase in our U.S. Direct sales channel revenue, led by software and other services, as well as increases in our global health business. These increases were offset by lower revenue in our eCommerce, International, and Vet sales channels.

Product revenue decreased 19.7% to $8.8 million from $11.0 million for the three months ended March 31, 2023 and 2022, respectively. Software and other services revenue increased 45.4% to $6.6 million from $4.6 million for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenue

	Three months ended March 31,
(in thousands)	2023	2022	Change	% Change
Product	$4,349	$6,149	$(1,800)	(29.3)%
Software and other services	2,038	1,083	955	88.2
	$6,387	$7,232	$(845)	(11.7)%
Percentage of revenue	41.3%	46.4%

Cost of product revenue decreased by $1.8 million, or 29.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by the decrease in devices sold.

Cost of software and other services revenue increased by $1.0 million, or 88.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by higher amortization expenses of $0.8 million related to newly deployed internally-developed software that supports our SaaS offerings. The increase was also due to higher hosting costs and service costs in relation to the increase in software and other services revenue.

Research and development

	Three months ended March 31,
(in thousands)	2023	2022	Change	% Change
Research and development	$16,651	$23,623	$(6,972)	(29.5)%
Percentage of revenue	107.6%	151.7%

Research and development expenses decreased by $7.0 million, or 29.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by lower personnel costs of $5.2 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023 as well as reductions of $1.1 million in consulting fees as we developed our internal capabilities to perform previously outsourced functions and $0.6 million in engineering and software costs related our reduced headcount.

Sales and marketing

	Three months ended March 31,
(in thousands)	2023	2022	Change	% Change
Sales and marketing	$10,034	$15,202	$(5,168)	(34.0)%
Percentage of revenue	64.8%	97.6%

Sales and marketing expenses decreased by $5.2 million, or 34.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by lower personnel costs of $3.6 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023 as well as reductions in marketing expenses of $1.7 million due to our strategic shift in focusing our sales efforts on healthcare systems and our tighter management of expenses.

General and administrative

	Three months ended March 31,
(in thousands)	2023	2022	Change	% Change
General and administrative	$11,019	$18,800	$(7,781)	(41.4)%
Percentage of revenue	71.2%	120.7%

General and administrative expenses decreased by $7.8 million, or 41.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by lower personnel costs of $5.5 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023 as well as reductions in professional service fees of $2.4 million related to our external audit and other accounting and legal services.

Other

	Three months ended March 31,
(in thousands)	2023	2022	Change	% Change
Other	$6,432	$250	$6,182	2,472.8%
Percentage of revenue	41.6%	1.6%

Other increased by $6.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by employee severance and benefits costs of $3.6 million recognized in the first quarter of 2023 due to our reduction in force and an increase in legal costs of $2.6 million due to litigation and other legal matters not representative of our ongoing operations.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity are cash flows from operations, proceeds from the Business Combination and issuances of preferred stock and convertible notes. Our primary uses of liquidity are operating expenses, working capital requirements and capital expenditures. Cash flows from operations have historically been negative as we continue to develop new products and services and expand our customer base. We expect to have negative cash flow on an annual basis, although we may have quarterly results where cash flows from operations are positive.

We expect that our existing cash, cash equivalents and cash flows from operations will be sufficient to fund our operations and meet our working capital, capital expenditure and other liquidity needs for at least the next 12 months.

Our cash and cash equivalents balance as of March 31, 2023 was $193.8 million, consisting of cash on deposit and money market funds. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of our spending on strategic business initiatives.

Our restricted cash balance as of March 31, 2023 was $4.6 million, consisting of $4.0 million to secure a letter of credit for one of our office leases and $0.6 million restricted by our agreement with the Gates Foundation. The $4.0 million to secure a letter of credit is expected to be maintained as a security deposit throughout the duration of the lease. The restriction on the $0.6 million from our agreement with the Gates Foundation is expected to lapse as we fulfill our obligations in the agreement.

The nature of the Company’s cash requirements has not changed significantly during the three months ended March 31, 2023. Our material cash requirements include contractual obligations with third parties for office leases and inventory supply agreements. Our fixed lease payment obligations for office leases were $39.8 million as of March 31, 2023, with $3.8 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements were $42.4 million as of March 31, 2023, and the entire balance remaining is payable within the next 12 months. We expect to pay for approximately 35% of the amount payable within the next 12 months using vendor advances.

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023.

Cash flows

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(43,252)	$(54,234)
Net cash provided by (used in) investing activities	74,855	(4,506)
Net cash provided by financing activities	—	550
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,603	$(58,190)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.

Net cash used in operating activities decreased by $11.0 million, or 20.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was driven by a $12.3 million decrease in net loss adjusted for certain noncash items, partially offset by a $1.3 million increase in net working capital cash usage. The decrease in net loss adjusted for certain noncash items was primarily driven by a $10.9 million decrease in net loss and the noncash adjustments for the change in fair value of warrant liabilities and stock-based compensation expense. The increase in net working capital cash usage was primarily driven by a $2.7 million increase in cash used by accrued expenses and accounts payable and a $2.6 million increase in cash used by deferred revenue, partially offset by a $2.3 million increase in provided by accounts receivable and a $2.3 million decrease in cash used by prepaid expenses.

Net cash used in investing activities

Net cash provided by investing activities increased by $79.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the sale of all our investments in marketable securities for $76.5 million during the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $0.6 million, or 100.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to there being no exercises of stock options or warrants during the three months ended March 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, contingent asset and liabilities and related disclosures. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, and these form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of March 31, 2023. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and may in the future be subject to legal proceedings, claims, and regulatory actions arising in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain.

For more information about our legal proceedings and this item, see Note 13 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
10.1+	Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.		Form 8-K (Exhibit 10.1)	4/24/2023	001-39292
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: May 11, 2023	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

Date: May 11, 2023	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial Officer