Form 10-Q
period 2023-06-30
Butterfly Network, Inc.
filed 2023-08-04
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 25, 2023, the registrant had 180,207,192 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$166,806	$162,561
Marketable securities	—	75,250
Accounts receivable, net	17,781	14,685
Inventories	86,825	59,970
Current portion of vendor advances	10,207	35,182
Prepaid expenses and other current assets	10,212	9,489
Total current assets	291,831	357,137
Property and equipment, net	29,209	31,331
Non-current portion of vendor advances	15,441	—
Operating lease assets	20,566	21,567
Other non-current assets	7,541	7,535
Total assets	$364,588	$417,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,386	$7,211
Deferred revenue, current	13,725	15,856
Accrued purchase commitments, current	531	2,146
Accrued expenses and other current liabilities	23,197	26,116
Total current liabilities	45,839	51,329
Deferred revenue, non-current	6,026	4,957
Warrant liabilities	4,957	5,370
Operating lease liabilities	28,699	29,966
Other non-current liabilities	1,362	588
Total liabilities	86,883	92,210
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at June 30, 2023 and December 31, 2022; 179,720,918 and 174,459,956 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	18	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at June 30, 2023 and December 31, 2022; 26,426,937 shares issued and outstanding at June 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	935,833	921,278
Accumulated deficit	(658,149)	(595,938)
Total stockholders’ equity	277,705	325,360
Total liabilities and stockholders’ equity	$364,588	$417,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$12,273	$13,429	$21,121	$24,443
Software and other services	6,214	5,786	12,842	10,346
Total revenue	18,487	19,215	33,963	34,789
Cost of revenue:
Product	5,487	6,799	9,836	12,947
Software and other services	2,078	1,844	4,116	2,927
Total cost of revenue	7,565	8,643	13,952	15,874
Gross profit	10,922	10,572	20,011	18,915
Operating expenses:
Research and development	15,626	23,220	32,277	46,843
Sales and marketing	9,728	16,438	19,761	31,640
General and administrative	14,660	18,677	25,678	37,477
Other	2,172	692	8,605	942
Total operating expenses	42,186	59,027	86,321	116,902
Loss from operations	(31,264)	(48,455)	(66,310)	(97,987)
Interest income	2,027	260	3,811	270
Change in fair value of warrant liabilities	620	12,805	413	17,968
Other income (expense), net	(60)	(388)	(44)	(488)
Loss before provision for income taxes	(28,677)	(35,778)	(62,130)	(80,237)
Provision (benefit) for income taxes	(6)	23	81	41
Net loss and comprehensive loss	$(28,671)	$(35,801)	$(62,211)	$(80,278)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.14)	$(0.18)	$(0.31)	$(0.40)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	204,895,341	199,399,356	203,737,044	199,200,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2023	177,368,499	$18	26,426,937	$3	$925,604	$(629,478)	$296,147
Net loss	—	—	—	—	—	(28,671)	(28,671)
Common stock issued upon exercise of stock options	124,660	—	—	—	136	—	136
Common stock issued upon vesting of restricted stock units	2,227,759	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,093	—	10,093
June 30, 2023	179,720,918	$18	26,426,937	$3	$935,833	$(658,149)	$277,705

Three months ended June 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2022	172,523,557	$17	26,426,937	$3	$884,336	$(471,692)	$412,664
Net loss	—	—	—	—	—	(35,801)	(35,801)
Common stock issued upon exercise of stock options and warrants	79,651	—	—	—	159	—	159
Common stock issued upon vesting of restricted stock units, net	213,324	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,667	—	9,667
June 30, 2022	172,816,532	$17	26,426,937	$3	$894,162	$(507,493)	$386,689

Six months ended June 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(62,211)	(62,211)
Common stock issued upon exercise of stock options	124,660	—	—	—	136	—	136
Common stock issued upon vesting of restricted stock units	5,136,302	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	14,419	—	14,419
June 30, 2023	179,720,918	$18	26,426,937	$3	$935,833	$(658,149)	$277,705

Six months ended June 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(80,278)	(80,278)
Common stock issued upon exercise of stock options and warrants	343,667	—	—	—	810	—	810
Common stock issued upon vesting of restricted stock units, net	859,816	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	18,572	—	18,572
June 30, 2022	172,816,532	$17	26,426,937	$3	$894,162	$(507,493)	$386,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(62,211)	$(80,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,305	2,190
Stock-based compensation expense	14,109	18,015
Change in fair value of warrant liabilities	(413)	(17,968)
Other	(651)	137
Changes in operating assets and liabilities:
Accounts receivable	(3,293)	(909)
Inventories	(26,855)	(29,344)
Prepaid expenses and other assets	(615)	(3,493)
Vendor advances	9,534	11,330
Accounts payable	1,390	(2,437)
Deferred revenue	(1,062)	3,979
Accrued purchase commitments	(1,615)	—
Change in operating lease assets and liabilities	196	1,118
Accrued expenses and other liabilities	(2,557)	(569)
Net cash used in operating activities	(69,738)	(98,229)

Cash flows from investing activities:
Purchases of marketable securities	(297)	—
Sales of marketable securities	76,484	—
Purchases of property and equipment, including capitalized software	(2,223)	(11,578)
Sales of property and equipment	10	—
Net cash provided by (used in) investing activities	73,974	(11,578)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	136	810
Other financing activities	—	(101)
Net cash provided by financing activities	136	709
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,372	(109,098)
Cash, cash equivalents, and restricted cash, beginning of period	166,828	426,841
Cash, cash equivalents, and restricted cash, end of period	$171,200	$317,743

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

The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.

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

Certain prior period amounts presented on the statement of operations and comprehensive loss for the three and six months ended June 30, 2022 have been reclassified to conform to the current period presentation. See the Operating Expenses – Other section of this note for additional information regarding these reclassifications.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of June 30, 2023, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.

As of June 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2023 and 2022.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates as a single reportable segment. Substantially all of the Company’s long-lived assets are located in the United States. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the condensed consolidated financial statements.

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

Operating Expenses – Other

The Company classifies certain operating expenses that are not representative of the Company’s ongoing operations as other on the condensed consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reduction in force, litigation, and legal settlements. To conform to current period presentation, $0.7 million and $0.9 million of general and administrative expenses related to litigation for the three and six months ended June 30, 2022, respectively, have been reclassified as other in the condensed consolidated statements of operations and comprehensive loss presented in this Quarterly Report on Form 10-Q. The following table summarizes the Company’s expenses classified as other in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Employment-related expenses	$261	$—	$3,879	$—
Legal-related expenses	1,911	692	4,726	942
Total other	$2,172	$692	$8,605	$942

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

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of	Three months ended June 30,		Six months ended June 30,
	Recognition	2023	2022	2023	2022
By product type:
Devices and accessories	Point-in-time	$12,273	$13,429	$21,121	$24,443
Software and other services	Over time	6,214	5,786	12,842	10,346
Total revenue		$18,487	$19,215	$33,963	$34,789

By geographical market:
United States		$15,491	$12,995	$27,496	$24,299
International		2,996	6,220	6,467	10,490
Total revenue		$18,487	$19,215	$33,963	$34,789

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 60 days for sales on credit of product, software, and other services. The allowance for doubtful accounts was $0.6 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized $6.3 million and $5.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the six months ended June 30, 2023 and 2022, the Company recognized $11.3 million and $8.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023 and December 31, 2022, the Company had $23.2 million and $23.9 million, respectively, of remaining performance obligations. As of June 30, 2023, the Company expects to recognize 69% of its remaining performance obligations as revenue in the next twelve months and an additional 31% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended June 30, 2023 and December 31, 2022.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of June 30, 2023, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023 and 2022, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

The Company’s investments in marketable securities were ownership interests in mutual funds. The Company measured the equity securities using Level 1 fair value inputs based on the quoted prices in active markets for identical securities. As the securities had readily determinable fair value, unrealized gains and losses were reported as other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities were also recorded as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considered all of its investments in marketable securities as available for use in current operations and therefore classified these securities within current assets on the condensed consolidated balance sheets.

The Company measures its Public Warrants using Level 1 fair value inputs based on quoted prices in active markets for the Public Warrants. Because any transfer of Private Warrants from the initial holder of the Private Warrants would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant. Accordingly, the Company measures its Private Warrants using Level 2 fair value inputs based on quoted prices in active markets for the Public Warrants.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2023:
Warrants:
Public Warrants	$3,312	$3,312	$—	$—
Private Warrants	1,645	—	1,645	—
Total liabilities at fair value on a recurring basis	$4,957	$3,312	$1,645	$—

December 31, 2022:
Marketable securities:
Mutual funds	$75,250	$75,250	$—	$—
Total assets at fair value on a recurring basis	$75,250	$75,250	$—	$—

Warrants:
Public Warrants	$3,588	$3,588	$—	$—
Private Warrants	1,782	—	1,782	—
Total liabilities at fair value on a recurring basis	$5,370	$3,588	$1,782	$—

Note 5. Inventories

The following table summarizes the Company’s inventories (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$65,793	41,265
Work-in-progress	3,589	1,962
Finished goods	17,443	16,743
Total inventories	$86,825	$59,970

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and six months ended June 30, 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 13 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net (in thousands):

	June 30,	December 31,
	2023	2022
Property and equipment, gross	$44,526	$42,385
Less: accumulated depreciation and amortization	(15,317)	(11,054)
Property and equipment, net	$29,209	$31,331

As of June 30, 2023 and 2022, the Company excluded $0.2 million and $1.0 million, respectively, of accrued property and equipment from the cash used in investing activities on the condensed consolidated statements of cash flows.

Note 7. Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$166,806	$310,802
Restricted cash included within prepaid expenses and other current assets	380	2,941
Restricted cash included within other non-current assets	4,014	4,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$171,200	$317,743

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

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Employee compensation	$7,705	$12,166
Customer deposits	1,216	1,135
Accrued warranty liability	290	287
Non-income tax	1,048	1,442
Professional fees	5,188	3,450
Current portion of operating lease liabilities	2,388	1,926
Other	5,362	5,710
Total accrued expenses and other current liabilities	$23,197	$26,116

The following table summarizes warranty expense activity (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$794	$1,094	$873	$1,116
Warranty provision charged to operations	(7)	5	(51)	165
Warranty claims	—	(124)	(35)	(306)
Balance, end of period	$787	$975	$787	$975

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.

Note 9. Equity Incentive Plans

For the three and six months ended June 30, 2023, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2023, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2023.

Stock Option Activity

The following table summarizes the changes in the Company’s outstanding stock options:

Number of
Options
Outstanding at December 31, 2022	12,571,912
Granted	—
Exercised	(124,660)
Forfeited	(3,184,956)
Outstanding at June 30, 2023	9,262,296

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted Stock Unit Activity

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of
RSUs
Outstanding at December 31, 2022	9,961,291
Granted	14,183,655
Vested	(3,973,763)
Forfeited	(2,432,598)
Outstanding at June 30, 2023	17,738,585

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined based on the fair market value of the Company’s Class A common stock on the grant date.

Included in the table above are market-based RSUs that include a service condition. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreement. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with similar risk-free interest rate, expected dividend yield, and expected volatility assumptions as those used by the Company for determining the grant date fair value of its stock options.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenue – software and other services	$4	$33	$15	$42
Research and development	3,193	3,595	5,376	6,374
Sales and marketing	1,316	2,128	1,937	3,899
General and administrative	5,411	3,529	6,781	7,700
Total stock-based compensation expense	$9,924	$9,285	$14,109	$18,015

Note 10. Net Loss Per Share

We compute net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of each class of the Company’s common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of the Company’s common stock, including those presented in the table below, to the extent dilutive. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of the Company’s common stock outstanding would have been anti-dilutive.

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended June 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(24,973)	$(3,698)	$(28,671)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(24,973)	$(3,698)	$(28,671)
Denominator:
Weighted-average common shares outstanding	178,468,404	26,426,937	204,895,341
Denominator for basic and diluted net loss per share – weighted-average common stock	178,468,404	26,426,937	204,895,341
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.14)

Three months ended June 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(31,056)	$(4,745)	$(35,801)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(31,056)	$(4,745)	$(35,801)
Denominator:
Weighted-average common shares outstanding	172,972,419	26,426,937	199,399,356
Denominator for basic and diluted net loss per share – weighted-average common stock	172,972,419	26,426,937	199,399,356
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.18)

Six months ended June 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(54,142)	$(8,069)	$(62,211)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(54,142)	$(8,069)	$(62,211)
Denominator:
Weighted-average common shares outstanding	177,310,107	26,426,937	203,737,044
Denominator for basic and diluted net loss per share – weighted-average common stock	177,310,107	26,426,937	203,737,044
Basic and diluted net loss per share	$(0.31)	$(0.31)	$(0.31)

Six months ended June 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(69,628)	$(10,650)	$(80,278)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(69,628)	$(10,650)	$(80,278)
Denominator:
Weighted-average common shares outstanding	172,773,972	26,426,937	199,200,909
Denominator for basic and diluted net loss per share – weighted-average common stock	172,773,972	26,426,937	199,200,909
Basic and diluted net loss per share	$(0.40)	$(0.40)	$(0.40)

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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	June 30,
	2023	2022
Outstanding options to purchase common stock	9,262,296	15,544,806
Outstanding restricted stock units	17,738,585	12,653,874
Outstanding warrants	20,652,690	20,652,737
Total anti-dilutive common equivalent shares	47,653,571	48,851,417

Note 11. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2023 and 2022, expenses for matching 401(k) contributions were $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, expenses for matching 401(k) contributions were $0.5 million and $0.8 million, respectively.

Note 12. Reductions in Force

In January 2023, the Company implemented a plan designed to improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, the plan included a reduction in force representing approximately 25% of the Company’s workforce. For the three and six months ended June 30, 2023, the Company incurred $0.3 million and $3.9 million, respectively, of employee severance and benefit costs related to the reduction in force. As of June 30, 2023, $0.2 million of accrued employee severance and benefit costs related to the reduction in force were included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During July 2023, the Company implemented an additional reduction in force as described in Note 14 “Subsequent Events”.

Note 13. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended June 30, 2023 and 2022, total lease cost was $1.0 million and $1.1 million, respectively. For the six months ended June 30, 2023 and 2022, total lease cost was $2.0 million and $2.3 million, respectively. Total lease cost was primarily composed of operating lease costs.

Purchase Commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of June 30, 2023, the aggregate amount of minimum inventory purchase commitments is $27.3 million, and the Company has a vendor advance asset of $5.5 million, net of write-downs, and an accrued purchase commitment liability of $0.5 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three months ended June 30, 2023, the Company did not acquire such E&O inventory. During the six months ended June 30, 2023, the Company utilized $1.6 million of the accrued purchase commitment liability and $4.5 million of the vendor advance that was previously written down to acquire such E&O inventory. During the three and six months ended June 30, 2022, the Company did not acquire such E&O inventory.

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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case No. 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, and the Chairman of its Board of Directors as well as Longview’s Chairman (who is a director of the Company), Chief Executive Officer, Chief Financial Officer, and members of Longview’s Board of Directors prior to the Business Combination, alleging violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9 promulgated thereunder. On August 8, 2022, the Court appointed KNS Holdings LLC DBPP UA Jan. 1, 2016 as lead plaintiff and Levy & Korsinsky as lead counsel.  On November 1, 2022, lead plaintiff, along with plaintiff Carl Metzgar, filed an Amended Class Action Complaint. In addition to alleging violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, plaintiff also alleges violations of Sections 11 and 15 of the Securities Act. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On March 9, 2022, Fujifilm Sonosite, Inc. (“Fujifilm”) filed a complaint against the Company, styled Fujifilm Sonosite, Inc. v. Butterfly Network, Inc. (Case No. 1:22-cv-00309) in the United States District Court for the District of Delaware. The complaint alleged that the Butterfly iQ and iQ+ ultrasound probes, hard carrying case, and mobile device application software infringe certain patents purportedly owned by Fujifilm. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages including compensatory damages, lost profits, reasonable royalty damages, a preliminary and/or permanent injunction, pre- and post-judgment interest, and the fees and costs of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. (Case No. 1:22-cv-00825) was filed in the United States District Court for the District of Delaware against the Company’s Board of Directors and the Company as nominal defendant, alleging violation of Section 14(a) of the Exchange Act, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. The lawsuit is premised upon allegedly inadequate internal controls and purportedly misleading representations regarding the Company’s financial condition, business prospects, and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, disgorgement, and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

The Company, as well as certain current and former directors and executive officers, is also involved in other legal matters for employment-related claims that have not been fully resolved and for which it is unable to predict the outcome.

Note 14. Subsequent Events

On July 11, 2023, the Company announced a plan approved by the Company’s Board of Directors that is designed to better align the Company’s commercial objectives and prioritization with its existing strengths and offerings. In addition to this strategic realignment, the plan includes a 25% reduction in the Company’s work force and other savings, which will reduce the Company’s cash use by an average of approximately $2 million per month and allow the Company to extend its cash resources. The Company estimates that it will incur around $5 million in cash charges related to employee severance and benefits costs, substantially all of which the Company expects to incur in the third and fourth quarters of 2023.

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

Butterfly iQ+ is an ultrasound device that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions.  We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions, to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel.

Key Performance Measures

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans, and make strategic decisions. Our key performance measures may fluctuate over time as the adoption of our devices increases, which may shift the revenue mix more toward software and other services. The quarterly metrics may be impacted by the timing of device sales.

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

Units fulfilled decreased by 772 units, or 12.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to decreased device sales volume across our Global Health, International, and eCommerce sales channels, partially offset by increased sales volume in our U.S. Direct sales channel for sales to health systems.

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

For the three months ended June 30, 2023, software and services mix was 33.6% of revenue and increased by 3.5 percentage points from the three months ended June 30, 2022. This increase was due to a higher installed base of product with the accompanying subscription software, renewals on the existing base of software users, and software implementations completed during the quarter.

Description of Certain Components of Financial Data

Revenue

Revenue consists of revenue from the sale of products, such as medical devices and accessories, and the sale of software and related services, consisting of SaaS subscriptions and product support and maintenance (“Support”). SaaS subscriptions include licenses for teams and individuals as well as enterprise-level subscriptions. For sales of products, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions and Support are generally recognized ratably over time.

Over time, as the adoption of our devices increases through further market penetration, and as practitioners continue using our devices and software platform, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.

To date, we have invested heavily in growing adoption at large-scale healthcare systems. As we expand our healthcare system software offerings and develop relationships with larger healthcare systems, we continue to expect a higher proportion of our revenue to come from direct sales to healthcare systems compared to eCommerce.

Cost of revenue

Cost of product revenue consists of product costs, including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees, and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period, and we expect it to fluctuate as a percentage of product revenue over time as our focus on operational efficiencies in our supply chain may be offset by increased prices of certain inventory components.

Cost of software and other services revenue consists of personnel costs and benefits, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards software and other services. We plan to continue to invest resources to expand and further develop our SaaS and other service offerings.

Research and development

Research and development expenses primarily consist of personnel costs and benefits, facilities-related expenses and depreciation, fabrication services, and software costs. Most of our research and development expenses are related to developing new products and services that have not reached the point of commercialization and improving our products and services that have been commercialized. Fabrication services include certain third-party engineering costs, product testing, and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product and software development, clinical, and regulatory capabilities.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, advertising, conferences and events, facilities-related expenses, and software costs. We expect to continue to make substantial investments in our sales capabilities.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, outside services, insurance, software costs, and facilities-related expenses and depreciation. Outside services consist of professional services, legal fees, and other professional fees.

Other

Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of litigation costs and employee severance and benefits costs related to our reductions in force.

Results of Operations

We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$12,273	66.4%	$13,429	69.9%	$21,121	62.2%	$24,443	70.3%
Software and other services	6,214	33.6	5,786	30.1	12,842	37.8	10,346	29.7
Total revenue	18,487	100.0	19,215	100.0	33,963	100.0	34,789	100.0
Cost of revenue:
Product	5,487	29.7	6,799	35.4	9,836	29.0	12,947	37.2
Software and other services	2,078	11.2	1,844	9.6	4,116	12.1	2,927	8.4
Total cost of revenue	7,565	40.9	8,643	45.0	13,952	41.1	15,874	45.6
Gross profit	10,922	59.1	10,572	55.0	20,011	58.9	18,915	54.4
Operating expenses:
Research and development	15,626	84.5	23,220	120.8	32,277	95.0	46,843	134.6
Sales and marketing	9,728	52.6	16,438	85.5	19,761	58.2	31,640	90.9
General and administrative	14,660	79.3	18,677	97.2	25,678	75.6	37,477	107.7
Other	2,172	11.7	692	3.6	8,605	25.3	942	2.7
Total operating expenses	42,186	228.2	59,027	307.2	86,321	254.2	116,902	336.0
Loss from operations	(31,264)	(169.1)	(48,455)	(252.2)	(66,310)	(195.2)	(97,987)	(281.7)
Interest income	2,027	11.0	260	1.4	3,811	11.2	270	0.8
Change in fair value of warrant liabilities	620	3.4	12,805	66.6	413	1.2	17,968	51.6
Other income (expense), net	(60)	(0.3)	(388)	(2.0)	(44)	(0.1)	(488)	(1.4)
Loss before provision for income taxes	(28,677)	(155.1)	(35,778)	(186.2)	(62,130)	(182.9)	(80,237)	(230.6)
Provision (benefit) for income taxes	(6)	(0.0)	23	0.1	81	0.2	41	0.1
Net loss and comprehensive loss	$(28,671)	(155.1)%	$(35,801)	(186.3)%	$(62,211)	(183.2)%	$(80,278)	(230.8)%

Comparison of the three months ended June 30, 2023 and 2022

Revenue

	Three months ended June 30,
(in thousands)	2023	2022	Change	% Change
Product	$12,273	$13,429	$(1,156)	(8.6)%
Software and other services	6,214	5,786	428	7.4%
	$18,487	$19,215	$(728)	(3.8)%

For the three months ended June 30, 2023, total revenue of $18.5 million was down from $19.2 million for the three months ended June 30, 2022. In the U.S., we realized $14.3 million in total sales for the three months ended June 30, 2023, up 20.8% from the three months ended June 30, 2022, driven by higher subscription revenue and higher average selling prices, which was partially offset by lower probe sales. Compared to the three months ended June 30, 2022, total International sales declined 44.4% to $3.3 million for the three months ended June 30, 2023. This decline is a result of several initial orders from distributors that occurred in the prior year as we entered new markets as well as the deployment of the Gates Foundation grant in the prior year. Other revenue declined by $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to two large sales in Vet that occurred in the prior year.

For the three months ended June 30, 2023, product revenue was $12.3 million, a decrease of 8.6% from the three months ended June 30, 2022. This decrease was driven by lower volume spread across all segments except for the U.S. where we had two large medical school deployments. For the three months ended June 30, 2023, software and other services revenue was $6.2 million, growing by 7.4% from the three months ended June 30, 2022.

Cost of revenue

	Three months ended June 30,
(in thousands)	2023	2022	Change	% Change
Product	$5,487	$6,799	$(1,312)	(19.3)%
Software and other services	2,078	1,844	234	12.7%
	$7,565	$8,643	$(1,078)	(12.5)%
Percentage of revenue	40.9%	45.0%

Cost of product revenue decreased by $1.3 million, or 19.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by the decrease in devices sold.

Cost of software and other services revenue increased by $0.2 million, or 12.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by higher amortization expenses of $0.7 million related to newly deployed internally-developed software that supports our SaaS offerings, partially offset by reductions in service delivery costs of $0.5 million due to increased efficiencies related to our cloud platform and education services.

Research and development

	Three months ended June 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$15,626	$23,220	$(7,594)	(32.7)%
Percentage of revenue	84.5%	120.8%

Research and development expenses decreased by $7.6 million, or 32.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by reductions in personnel costs of $5.6 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023, consulting fees of $1.4 million as we developed our internal capabilities to perform previously outsourced functions, and software costs of $0.4 million due to our lower headcount.

Sales and marketing

	Three months ended June 30,
(in thousands)	2023	2022	Change	% Change
Sales and marketing	$9,728	$16,438	$(6,710)	(40.8)%
Percentage of revenue	52.6%	85.5%

Sales and marketing expenses decreased by $6.7 million, or 40.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by decreases in personnel costs of $4.3 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023. Reductions in marketing expenses of $1.1 million and travel costs of $0.7 million also contributed to the decrease in sales and marketing expenses as a result of our strategic shift in focusing our sales efforts on healthcare systems and our tighter management of expenses.

General and administrative

	Three months ended June 30,
(in thousands)	2023	2022	Change	% Change
General and administrative	$14,660	$18,677	$(4,017)	(21.5)%
Percentage of revenue	79.3%	97.2%

General and administrative expenses decreased by $4.0 million, or 21.5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by a decrease in personnel costs of $1.0 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023, professional service fees of $1.7 million for legal and other administrative services, recruiting expenses of $0.6 million, and insurance costs of $0.3 million.

Other

	Three months ended June 30,
(in thousands)	2023	2022	Change	% Change
Other	$2,172	$692	$1,480	213.9%
Percentage of revenue	11.7%	3.6%

Other increased by $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily driven by a rise in legal costs of $1.2 million due to litigation and other legal matters and employee severance and benefits costs of $0.3 million related to our reduction in force in the first quarter of 2023. These costs are not representative of our ongoing operations.

Comparison of the six months ended June 30, 2023 and 2022

Revenue

	Six months ended June 30,
(in thousands)	2023	2022	Change	% Change
Product	$21,121	$24,443	$(3,322)	(13.6)%
Software and other services	12,842	10,346	2,496	24.1
	$33,963	$34,789	$(826)	(2.4)%

For the six months ended June 30, 2023, total revenue of $34.0 million was down from $34.8 million for the six months ended June 30, 2022. In the U.S., we realized $24.6 million in total sales for the six months ended June 30, 2023, up 10.6% from the six months ended June 30, 2022, driven by higher subscription revenue and higher average selling prices, which was partially offset by lower probe sales. Compared to the six months ended June 30, 2022, total International sales declined 27.8% to $7.0 million for the six months ended June 30, 2023. This decline is a result of several initial orders from distributors that occurred in the prior year as we entered new markets as well as the deployment of the Gates Foundation grant in the prior year. Other revenue declined by $0.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to two large sales in Vet that occurred in the prior year.

For the six months ended June 30, 2023, product revenue was $21.1 million, a decrease of 13.6% from the six months ended June 30, 2022. This decrease was driven by lower volume spread across all segments except for the U.S. where we had two large medical school deployments. For the six months ended June 30, 2023, software and other services revenue was $12.8 million, growing by 24.1% from the six months ended June 30, 2022.

Cost of revenue

	Six months ended June 30,
(in thousands)	2023	2022	Change	% Change
Product	$9,836	$12,947	$(3,111)	(24.0)%
Software and other services	4,116	2,927	1,189	40.6
	$13,952	$15,874	$(1,922)	(12.1)%
Percentage of revenue	41.1%	45.6%

Cost of product revenue decreased by $3.1 million, or 24.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by the decrease in devices sold.

Cost of software and other services revenue increased by $1.2 million, or 40.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily driven by higher amortization expenses of $1.5 million related to newly deployed internally-developed software that supports our SaaS offerings, partially offset by reductions in service delivery costs of $0.5 million due to increased efficiencies related to our cloud platform and education services.

Research and development

	Six months ended June 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$32,277	$46,843	$(14,566)	(31.1)%
Percentage of revenue	95.0%	134.6%

Research and development expenses decreased by $14.6 million, or 31.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by reductions in personnel costs of $10.8 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023, consulting fees of $2.7 million as we developed our internal capabilities to perform previously outsourced functions, and software costs of $0.6 million due to our lower headcount.

Sales and marketing

	Six months ended June 30,
(in thousands)	2023	2022	Change	% Change
Sales and marketing	$19,761	$31,640	$(11,879)	(37.5)%
Percentage of revenue	58.2%	90.9%

Sales and marketing expenses decreased by $11.9 million, or 37.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by decreases in personnel costs of $7.9 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023. Reductions in marketing expenses of $2.2 million and travel costs of $1.4 million also contributed to the decrease in sales and marketing expenses as a result of our strategic shift in focusing our sales efforts on healthcare systems and our tighter management of expenses.

General and administrative

	Six months ended June 30,
(in thousands)	2023	2022	Change	% Change
General and administrative	$25,678	$37,477	$(11,799)	(31.5)%
Percentage of revenue	75.6%	107.7%

General and administrative expenses decreased by $11.8 million, or 31.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by a decrease in personnel costs of $6.5 million related to our reductions in force during the third quarter of 2022 and the first quarter of 2023, professional service fees of $4.1 related to our external audit and other legal and administrative services, recruiting expenses of $0.8 million, and insurance costs of $0.5 million.

Other

	Six months ended June 30,
(in thousands)	2023	2022	Change	% Change
Other	$8,605	$942	$7,663	813.5%
Percentage of revenue	25.3%	2.7%

Other increased by $7.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily driven by employee severance and benefits costs of $3.9 million recognized in the first half of 2023 related to our reduction in force in the first quarter of 2023 and a rise in legal costs of $3.8 million due to litigation and other legal matters. These costs are not representative of our ongoing operations.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity are cash flows from operations, proceeds from the Business Combination, and issuances of preferred stock and convertible notes. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures. Cash flows from operations have historically been negative as we continue to expand our customer base and develop new products and software offerings. We expect to have negative cash flows on an annual basis, but our quarter-to-quarter results may fluctuate.

We expect that our existing cash, cash equivalents, and cash flows from operations will be sufficient to fund our operations and meet our working capital, capital expenditure, and other liquidity needs for at least the next 12 months.

Our cash and cash equivalents balance as of June 30, 2023 was $166.8 million, consisting of cash on deposit and money market funds. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of our spending on strategic business initiatives.

Our restricted cash balance as of June 30, 2023 was $4.4 million, consisting of $4.0 million to secure a letter of credit for one of our office leases and $0.4 million restricted by our agreement with the Gates Foundation. The $4.0 million to secure a letter of credit is expected to be maintained as a security deposit throughout the duration of the lease. The restriction on the $0.4 million from our agreement with the Gates Foundation is expected to lapse as we fulfill our obligations in the agreement.

Our material cash requirements include contractual obligations with third parties for office leases and inventory supply agreements. Our fixed office lease payment obligations were $38.9 million as of June 30, 2023, with $4.0 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements were $27.3 million as of June 30, 2023, with $11.9 million payable within the next 12 months. We expect to pay for approximately 45% of the amount payable within the next 12 months using vendor advances.

On July 11, 2023, we announced a plan designed to realign our strategy, including a 25% reduction in our work force and other savings. Going forward, we expect this plan will reduce our cash requirements for operating expenses by an average of approximately $2 million per month and extend our cash resources.

We had no obligations, assets, or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023.

Cash flows

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(69,738)	$(98,229)
Net cash provided by (used in) investing activities	73,974	(11,578)
Net cash provided by financing activities	136	709
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,372	$(109,098)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.

Net cash used in operating activities decreased by $28.5 million, or 29.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was driven by a $33.0 million decrease in net loss adjusted for certain noncash items, partially offset by a $4.6 million increase in net working capital cash usage. The decrease in net loss adjusted for certain noncash items was primarily driven by an $18.1 million decrease in net loss and decreases in the noncash adjustments for the change in fair value of warrant liabilities and stock-based compensation expense. The increase in net working capital cash usage was primarily driven by increases in cash used related to changes in our deferred revenue liabilities and inventory of $5.0 million and $2.4 million, respectively. That increase in cash used was partially offset by decreases in cash used related to changes in our prepaid expense assets and accounts payable and accrued liabilities of $2.9 million and 1.8 million, respectively.

Net cash used in investing activities

Net cash provided by investing activities increased by $85.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to the conversion of $76.5 million of investments in marketable securities to cash and cash equivalents during the first quarter of 2023 and a decrease in cash used for purchases of property and equipment of $9.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $0.6 million, or 80.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decreased in cash provided by exercises of stock options and warrants of $0.7 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, contingent assets and liabilities, and related disclosures. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, and these form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of June 30, 2023. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. Nonetheless, to the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial & Operating Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operating Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2023.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Second Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	2/16/2021	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
10.1+	Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.		Form 8-K (Exhibit 10.1)	4/24/2023	001-39292
10.2+	Amendment No. 1, made effective June 5, 2023, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: August 4, 2023	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

Date: August 4, 2023	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer