Form 10-Q
period 2023-09-30
Butterfly Network, Inc.
filed 2023-11-06
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, the registrant had 180,696,581 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$150,006	$162,561
Marketable securities	—	75,250
Accounts receivable, net	13,646	14,685
Inventories	94,016	59,970
Current portion of vendor advances	2,728	35,182
Prepaid expenses and other current assets	8,189	9,489
Total current assets	268,585	357,137
Property and equipment, net	26,362	31,331
Non-current portion of vendor advances	16,808	—
Operating lease assets	16,016	21,567
Other non-current assets	6,451	7,535
Total assets	$334,222	$417,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,097	$7,211
Deferred revenue, current	15,117	15,856
Accrued purchase commitments, current	212	2,146
Accrued expenses and other current liabilities	21,933	26,116
Total current liabilities	45,359	51,329
Deferred revenue, non-current	5,273	4,957
Warrant liabilities	1,446	5,370
Operating lease liabilities	23,409	29,966
Other non-current liabilities	1,316	588
Total liabilities	76,803	92,210
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at September 30, 2023 and December 31, 2022; 180,633,155 and 174,459,956 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	18	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at September 30, 2023 and December 31, 2022; 26,426,937 shares issued and outstanding at September 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	942,915	921,278
Accumulated deficit	(685,517)	(595,938)
Total stockholders’ equity	257,419	325,360
Total liabilities and stockholders’ equity	$334,222	$417,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$8,753	$13,164	$29,874	$37,607
Software and other services	6,668	6,454	19,510	16,800
Total revenue	15,421	19,618	49,384	54,407
Cost of revenue:
Product	3,929	6,534	13,765	19,481
Software and other services	2,110	2,095	6,226	5,022
Total cost of revenue	6,039	8,629	19,991	24,503
Gross profit	9,382	10,989	29,393	29,904
Operating expenses:
Research and development	12,130	22,040	44,409	68,883
Sales and marketing	9,012	15,481	28,776	47,121
General and administrative	11,560	16,603	37,239	54,080
Other	9,243	2,897	17,848	3,838
Total operating expenses	41,945	57,021	128,272	173,922
Loss from operations	(32,563)	(46,032)	(98,879)	(144,018)
Interest income	1,903	1,304	5,714	1,574
Interest expense	—	(2)	—	(2)
Change in fair value of warrant liabilities	3,511	(9,087)	3,924	8,881
Other income (expense), net	(217)	(898)	(256)	(1,387)
Loss before provision for income taxes	(27,366)	(54,715)	(89,497)	(134,952)
Provision for income taxes	2	27	82	68
Net loss and comprehensive loss	$(27,368)	$(54,742)	$(89,579)	$(135,020)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.13)	$(0.27)	$(0.44)	$(0.68)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	206,740,234	200,172,683	204,749,108	199,528,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2023	179,720,918	$18	26,426,937	$3	$935,833	$(658,149)	$277,705
Net loss	—	—	—	—	—	(27,368)	(27,368)
Common stock issued upon exercise of stock options	55,807	—	—	—	92	—	92
Common stock issued upon vesting of restricted stock units	856,430	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,990	—	6,990
September 30, 2023	180,633,155	$18	26,426,937	$3	$942,915	$(685,517)	$257,419

Three months ended September 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2022	172,816,532	$17	26,426,937	$3	$894,162	$(507,493)	$386,689
Net loss	—	—	—	—	—	(54,742)	(54,742)
Common stock issued upon exercise of stock options and warrants	691,907	—	—	—	2,034	—	2,034
Common stock issued upon vesting of restricted stock units, net	566,163	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,656	—	9,656
September 30, 2022	174,074,602	$17	26,426,937	$3	$905,852	$(562,235)	$343,637

Nine months ended September 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(89,579)	(89,579)
Common stock issued upon exercise of stock options	180,467	—	—	—	228	—	228
Common stock issued upon vesting of restricted stock units	5,992,732	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	21,409	—	21,409
September 30, 2023	180,633,155	$18	26,426,937	$3	$942,915	$(685,517)	$257,419

Nine months ended September 30, 2022

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(135,020)	(135,020)
Common stock issued upon exercise of stock options and warrants	1,035,574	—	—	—	2,844	—	2,844
Common stock issued upon vesting of restricted stock units, net	1,425,979	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	28,228	—	28,228
September 30, 2022	174,074,602	$17	26,426,937	$3	$905,852	$(562,235)	$343,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(89,579)	$(135,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	8,332	4,066
Stock-based compensation expense	20,924	27,428
Change in fair value of warrant liabilities	(3,924)	(8,881)
Gain on lease termination	(214)	—
Other	(478)	750
Changes in operating assets and liabilities:
Accounts receivable	711	(39)
Inventories	(34,046)	(21,421)
Prepaid expenses and other assets	2,354	(498)
Vendor advances	15,646	9,555
Accounts payable	1,092	(3,121)
Deferred revenue	(423)	971
Accrued purchase commitments	(1,934)	(15,578)
Change in operating lease assets and liabilities	(671)	1,772
Accrued expenses and other liabilities	(3,509)	(240)
Net cash used in operating activities	(85,719)	(140,256)

Cash flows from investing activities:
Purchases of marketable securities	(297)	(75,118)
Sales of marketable securities	76,484	—
Purchases of property and equipment, including capitalized software	(3,271)	(16,180)
Sales of property and equipment	10	—
Net cash provided by (used in) investing activities	72,926	(91,298)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	228	2,844
Other financing activities	—	(100)
Net cash provided by financing activities	228	2,744
Net decrease in cash, cash equivalents, and restricted cash	(12,565)	(228,810)
Cash, cash equivalents, and restricted cash, beginning of period	166,828	426,841
Cash, cash equivalents, and restricted cash, end of period	$154,263	$198,031

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

Certain prior period amounts presented on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 have been reclassified to conform to the current period presentation. See the Operating Expenses – Other section of this note for additional information regarding these reclassifications.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of September 30, 2023, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.

As of September 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023. One customer accounted for more than 10% of the Company’s total revenue for the three months ended September 30, 2022, and no customer accounted for more than 10% of the Company’s total revenue for the nine months ended September 30, 2022.

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

Operating Expenses – Other

The Company classifies certain operating expenses that are not representative of the Company’s ongoing operations as other on the condensed consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reductions in force, litigation, and legal settlements. To conform to current period presentation of the condensed consolidated statements of operations and comprehensive loss, the Company reclassified certain expenses presented as research and development, sales and marketing, and general and administrative in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 as other in this Quarterly Report on Form 10-Q. The following table summarizes the Company’s operating expenses reclassified as other from research and development, sales and marketing, and general and administrative (in thousands):

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Reclassified from:
Research and development	$1,114	$1,114
Sales and marketing	330	330
General and administrative	1,453	2,394
Total reclassified as other	$2,897	$3,838

The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Employment-related expenses	$4,755	$1,860	$8,634	$1,860
Legal-related expenses	4,488	1,037	9,214	1,978
Total other	$9,243	$2,897	$17,848	$3,838

See Note 12 “Reductions in Force” for additional information regarding the employment-related expenses classified as other in the condensed consolidated statements of operations and comprehensive loss.

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of	Three months ended September 30,		Nine months ended September 30,
	Recognition	2023	2022	2023	2022
By product type:
Devices and accessories	Point-in-time	$8,753	$13,164	$29,874	$37,607
Software and other services	Over time	6,668	6,454	19,510	16,800
Total revenue		$15,421	$19,618	$49,384	$54,407

By geographical market:
United States		$12,230	$13,582	$39,726	$37,881
International		3,191	6,036	9,658	16,526
Total revenue		$15,421	$19,618	$49,384	$54,407

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 60 days for sales on credit of product, software, and other services. The allowance for doubtful accounts was $0.7 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized $6.7 million and $5.1 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the nine months ended September 30, 2023 and 2022, the Company recognized $15.2 million and $11.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2023 and December 31, 2022, the Company had $32.0 million and $23.9 million, respectively, of remaining performance obligations. As of September 30, 2023, the Company expects to recognize 55% of its remaining performance obligations as revenue in the next twelve months and an additional 45% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended September 30, 2023 and December 31, 2022.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of September 30, 2023, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2023 and 2022, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

The Company’s investments in marketable securities were ownership interests in mutual funds. The Company measured the equity securities using Level 1 fair value inputs based on the quoted prices in active markets for identical securities. As the securities had readily determinable fair value, unrealized gains and losses were reported as other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities were also recorded as other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considered all of its investments in marketable securities as available for use in current operations and therefore classified these securities within current assets on the condensed consolidated balance sheets. The Company did not hold any equity securities as of September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized $0.6 million of unrealized losses related to equity securities still held as of September 30, 2022.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2023:
Warrants:
Public Warrants	$966	$966	$—	$—
Private Warrants	480	—	480	—
Total liabilities at fair value on a recurring basis	$1,446	$966	$480	$—

December 31, 2022:
Marketable securities:
Mutual funds	$75,250	$75,250	$—	$—
Total assets at fair value on a recurring basis	$75,250	$75,250	$—	$—

Warrants:
Public Warrants	$3,588	$3,588	$—	$—
Private Warrants	1,782	—	1,782	—
Total liabilities at fair value on a recurring basis	$5,370	$3,588	$1,782	$—

Note 5. Inventories

The following table summarizes the Company’s inventories (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$72,256	41,265
Work-in-progress	905	1,962
Finished goods	20,855	16,743
Total inventories	$94,016	$59,970

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and nine months ended September 30, 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 13 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net (in thousands):

	September 30,	December 31,
	2023	2022
Property and equipment, gross	$42,947	$42,385
Less: accumulated depreciation and amortization	(16,585)	(11,054)
Property and equipment, net	$26,362	$31,331

As of September 30, 2023 and 2022, the Company excluded $0.2 million and $0.8 million, respectively, of accrued property and equipment from the cash used in investing activities on the condensed consolidated statements of cash flows.

The Company fully impaired its leasehold improvements related to a lease that was terminated during the third quarter of 2023. The Company recognized an impairment loss of $1.8 million for the three and nine months ended September 30, 2023 in operating expenses on the condensed consolidated statements of operations and comprehensive loss. See Note 13, “Commitments and Contingencies” for further discussion of the terminated lease.

Note 7. Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$150,006	$193,313
Restricted cash included within prepaid expenses and other current assets	243	704
Restricted cash included within other non-current assets	4,014	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$154,263	$198,031

Restricted cash included within prepaid expenses and other current assets is restricted by an agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”). The restriction on these funds lapses as the Company fulfills its obligations in the agreement. Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Employee compensation	$9,202	$12,166
Customer deposits	1,281	1,135
Accrued warranty liability	269	287
Non-income tax	1,042	1,442
Professional fees	2,523	3,450
Current portion of operating lease liabilities	1,923	1,926
Estimated liability for legal contingencies	1,630	—
Other	4,063	5,710
Total accrued expenses and other current liabilities	$21,933	$26,116

The following table summarizes warranty expense activity (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$787	$975	$873	$1,116
Warranty provision charged to operations	227	76	176	241
Warranty claims	(293)	(135)	(328)	(441)
Balance, end of period	$721	$916	$721	$916

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.

Note 9. Equity Incentive Plans

For the three and nine months ended September 30, 2023, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2023, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2023.

Stock Option Activity

The following table summarizes the changes in the Company’s outstanding stock options:

Number of
Options
Outstanding at December 31, 2022	12,571,912
Granted	—
Exercised	(180,467)
Forfeited	(3,797,376)
Outstanding at September 30, 2023	8,594,069

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted Stock Unit Activity

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of
RSUs
Outstanding at December 31, 2022	9,961,291
Granted	15,563,473
Vested	(4,830,193)
Forfeited	(4,721,808)
Outstanding at September 30, 2023	15,972,763

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

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$2,158	$3,180	$7,549	$9,596
Sales and marketing	1,109	2,021	3,046	5,920
General and administrative	3,548	4,212	10,329	11,912
Total stock-based compensation expense	$6,815	$9,413	$20,924	$27,428

Prior period stock-based compensation expense that was classified as cost of revenue is now included in research and development due to the amounts being insignificant.

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended September 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(23,870)	$(3,498)	$(27,368)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(23,870)	$(3,498)	$(27,368)
Denominator:
Weighted-average common shares outstanding	180,313,297	26,426,937	206,740,234
Denominator for basic and diluted net loss per share – weighted-average common stock	180,313,297	26,426,937	206,740,234
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.13)

Three months ended September 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(47,515)	$(7,227)	$(54,742)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(47,515)	$(7,227)	$(54,742)
Denominator:
Weighted-average common shares outstanding	173,745,746	26,426,937	200,172,683
Denominator for basic and diluted net loss per share – weighted-average common stock	173,745,746	26,426,937	200,172,683
Basic and diluted net loss per share	$(0.27)	$(0.27)	$(0.27)

Nine months ended September 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(78,017)	$(11,562)	$(89,579)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(78,017)	$(11,562)	$(89,579)
Denominator:
Weighted-average common shares outstanding	178,322,171	26,426,937	204,749,108
Denominator for basic and diluted net loss per share – weighted-average common stock	178,322,171	26,426,937	204,749,108
Basic and diluted net loss per share	$(0.44)	$(0.44)	$(0.44)

Nine months ended September 30, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(117,137)	$(17,883)	$(135,020)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(117,137)	$(17,883)	$(135,020)
Denominator:
Weighted-average common shares outstanding	173,101,457	26,426,937	199,528,394
Denominator for basic and diluted net loss per share – weighted-average common stock	173,101,457	26,426,937	199,528,394
Basic and diluted net loss per share	$(0.68)	$(0.68)	$(0.68)

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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	September 30,
	2023	2022
Outstanding options to purchase common stock	8,594,069	13,740,728
Outstanding restricted stock units	15,972,763	11,578,865
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	45,219,522	45,972,283

Note 11. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended September 30, 2023 and 2022, expenses for matching 401(k) contributions were $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, expenses for matching 401(k) contributions were $0.6 million and $1.1 million, respectively.

Note 12. Reductions in Force

During 2022 and 2023, the Company implemented plans designed to better align the Company’s commercial objectives and prioritization with its existing strengths and offerings as well as improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, these plans included reductions in force announced in July 2022, January 2023, and July 2023 representing approximately 10%, 25%, and 25% of the Company’s workforce at each announcement date, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred $4.8 million and $1.9 million, respectively, of employee severance and benefit costs related to the reductions in force. For the nine months ended September 30, 2023 and 2022, the Company incurred $8.6 million and $1.9 million, respectively, of employee severance and benefit costs related to the reductions in force. As of September 30, 2023, $2.2 million of accrued employee severance and benefit costs related to the reductions in force were included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of December 31, 2022, the amount of accrued employee severance and benefit costs related to the reductions in force included in accrued expenses and other current liabilities on the condensed consolidated balance sheets was not significant.

Note 13. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended September 30, 2023 and 2022, total lease cost was $0.6 million and $1.2 million, respectively. For the nine months ended September 30, 2023 and 2022, total lease cost was $2.5 million and $3.5 million, respectively. Total lease cost was primarily composed of operating lease costs.

The Company terminated one of its operating leases for office space and modified another during the third quarter of 2023 that increased its lease payments by $0.2 million. The Company recognized a total decrease of $4.2 million to operating lease assets, $0.7 million to the current portion of operating lease liabilities included in accrued expenses and other current liabilities, and $4.7 million to the non-current portion of operating lease liabilities on the condensed consolidated balance sheets for the lease termination and lease modification. As part of the lease termination, the Company agreed to forfeit a $0.9 million security deposit included in other non-current assets on the condensed consolidated balance sheets. The Company recognized a $0.2 million gain on lease termination within operating expenses on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

Purchase Commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of September 30, 2023, the aggregate amount of minimum inventory purchase commitments is $22.4 million, and the Company has a vendor advance asset of $2.2 million, net of write-downs, and an accrued purchase commitment liability of $0.2 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three months ended September 30, 2023, the Company did not acquire such E&O inventory. During the three months ended September 30, 2023, the Company utilized $0.3 million of the accrued purchase commitment liability and $0.3 million of the vendor advance that was previously written down to acquire such E&O inventory. During the nine months ended September 30, 2023, the Company utilized $1.9 million of the accrued purchase commitment liability and $4.8 million of the vendor advance that was previously written down to acquire such E&O inventory. During the three and nine months ended September 30, 2022, the Company utilized $15.6 million of the accrued purchase commitment liability and $7.6 million of the vendor advance that was previously written down to acquire such E&O inventory.

Contingencies

The Company is involved in litigation and legal matters from time to time, which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows. The Company accrues an estimated liability for legal contingencies when the Company considers a potential loss probable and can reasonably estimate the amount of the potential loss.

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. (Case No. 2:22-cv-00854) was filed in the United States District Court for the District of New Jersey and was amended on November 1, 2022. The claims are against the Company and certain of its directors and previous management as well as Longview and member of its then board of directors, alleging that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On March 9, 2022, Fujifilm Sonosite, Inc. (“Fujifilm”) filed a complaint against the Company, styled Fujifilm Sonosite, Inc. v. Butterfly Network, Inc. (Case No. 1:22-cv-00309) in the United States District Court for the District of Delaware. The complaint alleged that the Butterfly iQ and iQ+ ultrasound probes, hard carrying case, and mobile device application software infringe certain patents purportedly owned by Fujifilm. The lawsuit seeks unspecified damages including compensatory damages, lost profits, reasonable royalty damages, a preliminary and/or permanent injunction, pre- and post-judgment interest, and the fees and costs of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company expects to resolve the complaint with Fujifilm within one year, with no resulting impact to the Company’s existing patents and intellectual property. During the third quarter of 2023, the Company recognized an estimated liability of $1.6 million for the potential loss in accrued liabilities and other current expenses on the condensed consolidated balance sheets with the potential loss recognized in other on the condensed consolidated statements of operations and comprehensive loss.

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

Units fulfilled decreased by 2,290 units, or 40.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the large deployments to the University of Rochester Medical Center and the Gates Foundation in the prior year as well as decreased device sales volume across all of our sales channels, as we believe existing and potential customers await the upcoming release of our next-generation probe in 2024.

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

For the three months ended September 30, 2023, software and services mix was 43.2% of revenue and increased by 10.3 percentage points from the three months ended September 30, 2022. This increase was due to a higher installed base of product with the accompanying subscription software, renewals on the existing base of software users, and software implementations completed during the quarter.

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

Other

Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to our reductions in force, litigation costs, and legal settlements.

Results of Operations

We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$8,753	56.8%	$13,164	67.1%	$29,874	60.5%	$37,607	69.1%
Software and other services	6,668	43.2	6,454	32.9	19,510	39.5	16,800	30.9
Total revenue	15,421	100.0	19,618	100.0	49,384	100.0	54,407	100.0
Cost of revenue:
Product	3,929	25.5	6,534	33.3	13,765	27.9	19,481	35.8
Software and other services	2,110	13.7	2,095	10.7	6,226	12.6	5,022	9.2
Total cost of revenue	6,039	39.2	8,629	44.0	19,991	40.5	24,503	45.0
Gross profit	9,382	60.8	10,989	56.0	29,393	59.5	29,904	55.0
Operating expenses:
Research and development	12,130	78.7	22,040	112.3	44,409	89.9	68,883	126.6
Sales and marketing	9,012	58.4	15,481	78.9	28,776	58.3	47,121	86.6
General and administrative	11,560	75.0	16,603	84.6	37,239	75.4	54,080	99.4
Other	9,243	59.9	2,897	14.8	17,848	36.1	3,838	7.1
Total operating expenses	41,945	272.0	57,021	290.7	128,272	259.7	173,922	319.7
Loss from operations	(32,563)	(211.2)	(46,032)	(234.6)	(98,879)	(200.2)	(144,018)	(264.7)
Interest income	1,903	12.3	1,304	6.6	5,714	11.6	1,574	2.9
Interest expense	—	—	(2)	(0.0)	—	—	(2)	(0.0)
Change in fair value of warrant liabilities	3,511	22.8	(9,087)	(46.3)	3,924	7.9	8,881	16.3
Other income (expense), net	(217)	(1.4)	(898)	(4.6)	(256)	(0.5)	(1,387)	(2.5)
Loss before provision for income taxes	(27,366)	(177.5)	(54,715)	(278.9)	(89,497)	(181.2)	(134,952)	(248.0)
Provision for income taxes	2	0.0	27	0.1	82	0.2	68	0.1
Net loss and comprehensive loss	$(27,368)	(177.5)%	$(54,742)	(279.0)%	$(89,579)	(181.4)%	$(135,020)	(248.2)%

Comparison of the three months ended September 30, 2023 and 2022

Revenue

	Three months ended September 30,
(in thousands)	2023	2022	Change	% Change
Product	$8,753	$13,164	$(4,411)	(33.5)%
Software and other services	6,668	6,454	214	3.3%
	$15,421	$19,618	$(4,197)	(21.4)%

For the three months ended September 30, 2023, total revenue of $15.4 million was down from $19.6 million for the three months ended September 30, 2022. In the U.S., we realized $10.4 million in total sales for the three months ended September 30, 2023, down 15.1% from the three months ended September 30, 2022, driven by lower probe sales largely as a result of a large deployment to the University of Rochester Medical Center in the prior year, which was partially offset by higher subscription revenue and higher average selling prices. Compared to the three months ended September 30, 2022, total International sales declined 36.0% to $3.8 million for the three months ended September 30, 2023. This decline is a result of the deployment under the Gates Foundation agreement in the prior year as well as several initial orders from distributors that occurred in the prior year as we entered new markets.

For the three months ended September 30, 2023, product revenue was $8.8 million, a decrease of 33.5% from the three months ended September 30, 2022. This decrease was driven by the two large deployments in the prior year and lower volume spread across all of our sales channels. For the three months ended September 30, 2023, software and other services revenue was $6.7 million, growing by 3.3% from the three months ended September 30, 2022.

Cost of revenue

	Three months ended September 30,
(in thousands)	2023	2022	Change	% Change
Product	$3,929	$6,534	$(2,605)	(39.9)%
Software and other services	2,110	2,095	15	0.7%
	$6,039	$8,629	$(2,590)	(30.0)%
Percentage of revenue	39.2%	44.0%

Cost of product revenue decreased by $2.6 million, or 39.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by the decrease in devices sold. Cost of software and other services revenue was not significantly different for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Research and development

	Three months ended September 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$12,130	$22,040	$(9,910)	(45.0)%
Percentage of revenue	78.7%	112.3%

Research and development expenses decreased by $9.9 million, or 45.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by reductions of $7.3 million in personnel costs resulting from our reductions in force over the past year, $1.3 million in engineering and testing costs as we approach the launch of our next-generation probe in 2024, and $1.1 million in consulting fees as we developed our internal capabilities to perform previously outsourced functions.

Sales and marketing

	Three months ended September 30,
(in thousands)	2023	2022	Change	% Change
Sales and marketing	$9,012	$15,481	$(6,469)	(41.8)%
Percentage of revenue	58.4%	78.9%

Sales and marketing expenses decreased by $6.5 million, or 41.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by reductions of $4.8 million in personnel costs resulting from our reductions in force over the past year. Reductions of $1.2 million in marketing expenses and other non-personnel costs also contributed to the decrease. We have started to reinvest in direct sales cost to drive top-line growth.

General and administrative

	Three months ended September 30,
(in thousands)	2023	2022	Change	% Change
General and administrative	$11,560	$16,603	$(5,043)	(30.4)%
Percentage of revenue	75.0%	84.6%

General and administrative expenses decreased by $5.0 million, or 30.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by reductions of $4.0 million in personnel costs resulting from our reductions in force over the past year and $0.9 million in professional service fees for legal and other administrative services.

Other

	Three months ended September 30,
(in thousands)	2023	2022	Change	% Change
Other	$9,243	$2,897	$6,346	219.1%
Percentage of revenue	59.9%	14.8%

Other increased by $6.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily driven by $2.9 million of higher employee severance and benefits costs resulting from our reduction in force in July 2023 and $3.5 million of higher legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

	Nine months ended September 30,
(in thousands)	2023	2022	Change	% Change
Product	$29,874	$37,607	$(7,733)	(20.6)%
Software and other services	19,510	16,800	2,710	16.1
	$49,384	$54,407	$(5,023)	(9.2)%

For the nine months ended September 30, 2023, total revenue of $49.4 million was down from $54.4 million for the nine months ended September 30, 2022. In the U.S., we realized $35.0 million in total sales for the nine months ended September 30, 2023, up 1.5% from the nine months ended September 30, 2022, driven by higher subscription revenue and higher average selling prices, which was partially offset by lower probe sales and a large deployment to the University of Rochester Medical Center in the prior year. Compared to the nine months ended September 30, 2022, total International sales declined 30.9% to $10.8 million for the nine months ended September 30, 2023. This decline is a result of the deployment under the Gates Foundation agreement in the prior year as well as several initial orders from distributors that occurred in the prior year as we entered new markets. Other revenue declined by $0.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to two large sales in Vet that occurred in the prior year.

For the nine months ended September 30, 2023, product revenue was $29.9 million, a decrease of 20.6% from the nine months ended September 30, 2022. This decrease was driven by the two large deployments in the prior year and lower volume spread across all of our sales channels. For the nine months ended September 30, 2023, software and other services revenue was $19.5 million, growing by 16.1% from the nine months ended September 30, 2022.

Cost of revenue

	Nine months ended September 30,
(in thousands)	2023	2022	Change	% Change
Product	$13,765	$19,481	$(5,716)	(29.3)%
Software and other services	6,226	5,022	1,204	24.0
	$19,991	$24,503	$(4,512)	(18.4)%
Percentage of revenue	40.5%	45.0%

Cost of product revenue decreased by $5.7 million, or 29.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by the decrease in devices sold and a reduction of $0.8 million in inbound freight costs resulting from increased operational efficiencies in our supply chain.

Cost of software and other services revenue increased by $1.2 million, or 24.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily driven by $2.0 million of higher amortization expenses for internally-developed software supporting our SaaS offerings as we continued deploying new software over the past year, which was partially offset by reductions of $0.8 million in service delivery costs for our cloud platform and education services as a result of increased efficiencies.

Research and development

	Nine months ended September 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$44,409	$68,883	$(24,474)	(35.5)%
Percentage of revenue	89.9%	126.6%

Research and development expenses decreased by $24.5 million, or 35.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by reductions of $18.2 million in personnel costs resulting from our reductions in force over the past year, $3.8 million in consulting fees, $1.6 million in engineering and testing costs as we approach the launch of our next-generation probe in 2024, and $1.0 million in software costs due to our lower headcount.

Sales and marketing

	Nine months ended September 30,
(in thousands)	2023	2022	Change	% Change
Sales and marketing	$28,776	$47,121	$(18,345)	(38.9)%
Percentage of revenue	58.3%	86.6%

Sales and marketing expenses decreased by $18.3 million, or 38.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by reductions of $12.7 million in personnel costs resulting from our reductions in force over the past year and $0.8 million in consulting fees as we developed our internal capabilities to perform previously outsourced functions. Reductions of $4.8 million in marketing expenses and other non-personnel costs also contributed to the decrease.

General and administrative

	Nine months ended September 30,
(in thousands)	2023	2022	Change	% Change
General and administrative	$37,239	$54,080	$(16,841)	(31.1)%
Percentage of revenue	75.4%	99.4%

General and administrative expenses decreased by $16.8 million, or 31.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by reductions of $11.1 million in personnel costs resulting from our reductions in force over the past year, $5.0 million in professional service fees for legal and other administrative services, and $0.7 million in insurance costs.

Other

	Nine months ended September 30,
(in thousands)	2023	2022	Change	% Change
Other	$17,848	$3,838	$14,010	365.0%
Percentage of revenue	36.1%	7.1%

Other increased by $14.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily driven by $6.8 million of higher employee severance and benefits costs resulting from our reductions in force in 2023 and $7.3 million of higher legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.

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

Our cash and cash equivalents balance as of September 30, 2023 was $150.0 million, consisting of cash on deposit and money market funds. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of our spending on strategic business initiatives.

Our restricted cash balance as of September 30, 2023 was $4.3 million, consisting of $4.0 million held as collateral to secure a letter of credit for one of our office leases and $0.2 million restricted by our agreement with the Gates Foundation. The $4.0 million held as collateral is expected to be maintained as a security deposit throughout the duration of the lease. The restriction on the $0.2 million from our agreement with the Gates Foundation is expected to lapse as we fulfill our obligations in the agreement.

Our material cash requirements include contractual obligations with third parties for office leases and inventory supply agreements. Our fixed office lease payment obligations were $32.2 million as of September 30, 2023, with $3.3 million payable within the next 12 months. During the third quarter of 2023, we terminated one of our office leases and modified another resulting in a net decrease of $6.0 million in fixed office lease payment obligations. Our fixed purchase obligations for inventory supply agreements were $22.4 million as of September 30, 2023, with $6.8 million payable within the next 12 months. We expect to pay for approximately 25% of the amount payable within the next 12 months using vendor advances.

On July 11, 2023, we announced a plan designed to realign our strategy, including a 25% reduction in our work force and other savings. Going forward, we expect this plan will reduce our cash requirements for operating expenses by an average of approximately $2 million per month and extend our cash resources.

We had no obligations, assets, or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023.

Cash flows

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(85,719)	$(140,256)
Net cash provided by (used in) investing activities	72,926	(91,298)
Net cash provided by financing activities	228	2,744
Net decrease in cash, cash equivalents and restricted cash	$(12,565)	$(228,810)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.

Net cash used in operating activities decreased by $54.5 million, or 38.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was driven by reductions of $46.7 million in net loss adjusted for certain noncash items and $7.8 million in net working capital cash usage. The decrease in net loss adjusted for certain noncash items was primarily driven by a reduction of $45.4 million in net loss and lower noncash adjustments for the change in fair value of warrant liabilities and stock-based compensation expense. The decrease in net working capital cash usage was primarily driven by a reduction in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments.

Net cash used in investing activities

Net cash provided by investing activities increased by $164.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was driven by $76.5 million of cash provided by sales of investments in marketable securities earlier this year as well as reductions of $74.8 million in cash used to purchase marketable securities and $12.9 million in cash used to purchase property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $2.5 million, or 91.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by a reduction of $2.6 million in cash provided by exercises of stock options and warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of September 30, 2023. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operating Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023.

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

BUTTERFLY NETWORK, INC.

Date: November 6, 2023	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

Date: November 6, 2023	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer