Form 10-K
period 2023-12-31
Butterfly Network, Inc.
filed 2024-03-04
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $355.5 million.

As of February 9, 2024, the registrant had 181,707,275 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities;
●	the potential attributes and benefits of our products and services;
●	our ability to obtain and maintain regulatory authorization for our products, and any related restrictions and limitations of any authorized product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license, manufacturing and supply agreements;
●	our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
●	the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
●	our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
●	our ability to raise financing in the future; and
●	our financial performance.

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

●our growth depends on our ability to attract and retain customers;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those further described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects or cause a decline in the price of our common stock:

●	We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
●	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development (“R&D”) efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.
●	Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
●	Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.
●	We will be dependent upon the success of our sales and customer acquisition and retention strategies.
●	Our research and development efforts may not succeed in developing commercially successful products and technologies, which could adversely affect our business.
●	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
●	If we do not successfully optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.
●	We operate in highly competitive markets, competition may increase in the future, and our industry may be further disrupted.
●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.
●	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
●	Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business
●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.
●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.

●	The Company’s outstanding warrants became exercisable for the Company’s Class A common stock upon the first anniversary of Longview’s initial public offering. If the Company’s stock price reaches or exceeds $11.50, and outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our stockholders. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
●	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
●	We are currently subject to a securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 1.BUSINESS

Overview

We are an innovative digital health company transforming care through a unique combination of portable, semiconductor-based ultrasound technology, intuitive software, services and educational offerings that can make medical imaging more accessible than ever before. Butterfly’s solution enables the practical application of ultrasound information into the clinical workflow through affordable hardware that fits in a healthcare professional’s pocket and is paired with cloud-connected software that is easily accessed through a mobile application.

With our proprietary, comprehensive portable ultrasound solution, protected by a robust intellectual property portfolio, we are on a mission to democratize healthcare by increasing access and use of ultrasound information wherever care is being delivered – whether a large healthcare system, a rural clinic, a global conflict zone or beyond. We are helping streamline and optimize deployment of ultrasound at scale across hospital systems with our CompassTM software that integrates into health system infrastructures, and connects across all departments and specialties, including nursing. Furthermore, we envision a future where Butterfly’s imaging technology is fully integrated into hospital-at-home workflows, improving remote monitoring and management of patients’ health conditions from the comfort of their homes.

As of February 13, 2024, Butterfly has two portable ultrasound devices on the market: our second-generation Butterfly iQ+ and third-generation Butterfly iQ3, which received U.S. Food and Drug Administration (“FDA”) clearance of our premarket notification (“510(k)”) on January 4, 2024). Butterfly iQ+/iQ3 are both powered by our Ultrasound-on-Chip™ technology, allowing them to power whole-body imaging on a single handheld probe using digital semiconductor technology. Both of these small, handheld devices are priced competitively compared to incumbent, piezoelectric crystal-based ultrasound handhelds and carts. Butterfly iQ+ is our most affordable whole-body scanner offered. The Butterfly iQ3 – powered by our most advanced P4.3 chip has double the processing power for best-in-class image quality, new advanced 3D imaging tools for easier use, and a smaller, more ergonomic design – is valued higher, but still remains one of the lowest-cost handheld ultrasound devices on the market. Both of our devices are incredibly versatile, allowing providers to access over 20 anatomical presets, 6 imaging modes, and a suite of Artificial Intelligence (“AI”)1 and other calculation tools via Butterfly’s simple mobile application interface. Our software is designed to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet and almost any hospital computer system connected to the Internet.

We market and sell the Butterfly solution to healthcare systems, as well as to physicians and healthcare providers through a direct sales force, distributors and our eCommerce channel. We generated total revenue of $65.9 million and $73.4 million in the years ended December 31, 2023 and 2022, respectively. We also incurred net losses of $133.7 million and $168.7 million for the years ended December 31, 2023 and 2022, respectively.

We employ approximately 225 employees as of January 31, 2024 and sell our products in approximately 30 countries through our sales force and independent distributors and directly to physicians through our eCommerce channel. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world through global health partnerships. Butterfly iQ3 is currently only FDA-cleared for sale in the United States.

1 Availability of presets, modes, and functionality are often dependent upon local marketing clearances and therefore availability may differ by country.

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

Legacy Butterfly was founded in 2011 by Dr. Jonathan Rothberg, a serial entrepreneur who received the Presidential Medal of Technology & Innovation in 2016 for inventing a novel next generation DNA sequencing method and has founded more than 10 healthcare/technology companies, including 454 Life Sciences, Ion Torrent and CuraGen. Legacy Butterfly has raised over $400 million in equity investments and partnership milestones from leading institutional investors, including Baillie Gifford, and strategic partners, including the Bill & Melinda Gates Foundation. Since our founding, Butterfly and our disruptive technology has been recognized by TIME’s Best Inventions, Fast Company’s World Changing Ideas, CNBC Disruptor 50, and MedTech Breakthrough Awards, among other accolades.

We have wholly-owned subsidiaries organized in Australia, Germany, the Netherlands, the United Kingdom and Taiwan.  Our principal executive offices are located at 1600 District Avenue, Burlington, Massachusetts 01803 and our telephone number is (781) 557-4800.

The Evolution of Ultrasound

Digital health is systematically changing the way healthcare practitioners deliver care by providing information that informs better decision-making, while increasing access and significantly reducing patient-care costs. Butterfly devices are designed for this new wave of medical care with an easy-to-use interface that displays ultrasound information on your smartphone or tablet in real-time.

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

Traditional cart-based equipment typically ranges from $45,000 to $100,000 per new device, plus specialized labor. More recently, we have seen the introduction of point-of-care ultrasound (“POCUS”) and handheld devices with an average price point of $10,000, based on $3,000 to $7,000 per probe, some requiring three or more probes to cover a comparable range of cleared indications to the single Butterfly probe, and those devices often require an upfront software investment for access to advanced imaging modes (e.g. pulsed-wave Doppler) and workflow (e.g. cloud storage) that can reach upwards of $2,000. Further, these incumbent POCUS devices operate off the same 60-year-old, analog piezoelectric crystal technology as traditional cart-based ultrasound, which we believe leaves limited opportunity for future progress. Further, most piezoelectric crystals that are utilized in these incumbent ultrasound devices contain a level of lead deemed hazardous by regulators.  In fact, the lead included in many traditional piezoelectric crystal ultrasound systems exceeds the allowable amount of lead under the EU’s Restrictions of Hazardous Substances Directive (“RoHS”), requiring many of our competitors to rely upon an exemption to RoHS specifically permitting lead in single crystal piezoelectric materials for  ultrasound transducers in order to commercialize their products in the EU.   In contrast, Butterfly’s Ultrasound-on-Chip™ technology allows us to offer much more versatile imaging capabilities on just one affordable probe without exceeding these limitations.

We believe the transition from traditional piezoelectric crystal sensors to semiconductor chip in ultrasound also gives us a competitive advantage because it allows our devices to benefit from Moore’s Law. Moore’s Law is a guiding principle of the semiconductor industry that states that the number of transistors on an integrated circuit will double every two years – meaning the computer processing power of a chip doubles every two years with minimal rise in cost. Much like the photography industry, when digital camera’s image quality became equal to that of analog cameras, digital took over because it brought many other benefits – such as affordability, miniaturization, and advanced features for ease of use. Butterfly is on a path to driving that same transformation for the ultrasound industry toward more versatile, smaller, and consumer-friendly form factors.

Today, regulations still require a trained healthcare practitioner to operate our devices, but we are developing a technology roadmap to make it easier for users of all skill levels to use the device. We are focused on increasing the use of imaging during preventive care with the aim of providing the right information earlier in the care process for better, more rapid clinical decision making. As we continue to educate and empower ease-of-use, we believe that adoption of ultrasound information as a clinical assessment tool will grow and, in time, we will change the paradigm of care delivery. We believe that this information delivered through imaging with an intuitive user interface will further drive costs down and expand the use of imaging at clinical point-of-care.

Changing standards of care can take decades, but our goal is to make this change happen much faster. We believe AI integration will be one key to accelerating the transition to handheld ultrasound, as it enables ease of use and automation, thereby removing barriers to adoption. To accelerate this process, in 2023 we launched an AI partnership ecosystem, Butterfly Garden™, that opened our software development kit (“SDK”) so third-party companies and developers can build and deploy new AI applications on our imaging platform, reaching our large installed base. For Butterfly, this model allows us to continue to broaden our base, as each of these companies develop on our platform, we believe we will have more of their customers buying Butterfly; while existing Butterfly customers will have access to even more capabilities.

We are also committed to accelerating adoption of POCUS through clinical education, not only by empowering the next generation of medical professionals with ultrasound skills and clinical integration knowledge via probe and software sale into medical schools for use in curriculum, but through our innovative collection of educational services and offerings. This includes Butterfly Academy™ modules; in-app on-demand training videos; as well as Butterfly Certified™ hands-on, expert-led training packages; and ScanLab™, our AI-powered educational application for ultrasound scanning practice.

Market Opportunity

Long term, we are on a journey to address a potential new market that we estimate exceeds $100 billion. We believe our solution addresses an unmet need across an addressable market of over 40 million healthcare practitioners, including approximately 2 million veterinarians and veterinary technicians, 10 million medical doctors and 30 million nurses and midwives worldwide. Ultimately, our north star is to reach patients in the home, potentially with future, differentiated form factors intended to enable ease of use in the home, subject to receipt of appropriate marketing authorizations.

In the near term, we are first driving adoption with healthcare practitioners, including doctors and nurses in healthcare systems and a focused group of initial customers in the veterinary market, comprised of companion animal, mixed animal, equine veterinarians and veterinary academic institutions. We believe our newest Butterfly iQ3 device will help drive further penetration into the market, with best-in-class image quality that will attract more advanced ultrasound users over to Butterfly. At the same time, Butterfly iQ3 may also help more novice ultrasound scanners adopt ultrasound because it introduces easier, novel ways to scan including iQ Slice™; the world’s first automated, sequential ultrasound capture mode on a handheld device. iQ Slice, which is made uniquely possible by Butterfly’s proprietary Ultrasound-on-Chip™ technology, automatically steers the beam to scan an organ and capture up to 46 ultrasound slices at a time across a wide angle. The imaging mode is designed to make it easier and faster to acquire excellent images without skilled maneuvering.

Thus, with our advanced digital capabilities, we believe our solution can address this market and moves beyond the restrictions of the existing ultrasound market. Our solution empowers practitioners with a point-of-care imaging tool that is practical, mobile, interoperable, and easy-to-use.

We believe our affordable holistic solution provides valuable clinical information and workflow efficiency that is attractive to any healthcare systems that seek to improve care at lower cost. These attributes also may allow the use of our Butterfly devices by practitioners beyond traditional health system environments to where health systems look to evolve, such as the home, subject to our obtaining appropriate marketing authorizations for such intended uses.

The advantages of our technology align with recent industry trends, including the shift to in-home medical care, affordability, harnessing of AI and deep learning, collaboration through the cloud, disruptive medical innovation, and increasing access to care. In addition, by expanding the settings in which medical imaging can be done, the Butterfly device may provide opportunities for earlier detection and prevention of disease, while reducing cost. This aligns with the focus on consumer health empowerment, wellness, and acceleration of value-based care, all of which are important themes in the healthcare industry today.

Business Strategy

As the first semiconductor-based, handheld, whole-body ultrasound devices, the Butterfly cloud-based solution is a leading part of the medical imaging revolution. Leveraging this novel technology, our solution can scan, process and store high quality images at the bedside that can then be transferred between systems, as well as address hospital and health system workflows, an interoperability valued by customers in today’s market.

We believe that with our current products and solutions, we have created a new standard for medical imaging, and we are focused on staying at the leading edge of technical innovation. We believe our current portfolio is only the first step in our development and we plan to continually improve it and expand our product and service offerings. We strengthened our leadership team with disruptive healthcare and commercial expertise to energize and reorient the organization. Under this leadership, we established a focused path to financial progress and continued growth. This strategy included:

1)	Nurturing and growing our core capabilities and clinical pathways.
2)	Capturing new and adjacent markets.
3)	Leveraging our Ultrasound-on-Chip™ technology into non-competitive markets through partnerships
4)	Optimizing our resources.

We have executed against these strategic focus areas as we delivered against our roadmap, including:

1)	Expanding our core capabilities in ultrasound education by introducing two new educational offerings: Butterfly Certified™ and Butterfly ScanLab™, while simultaneously continuing the necessary work to submit, and subsequently launch our third-generation device, Butterfly iQ3 in early 2024.
2)	We launched new revenue streams including through our Butterfly Garden™ AI marketplace that can help accelerate use and adoption of ultrasound.
3)	We launched the Powered by Butterfly™ semiconductor chip licensing and co-development program to capture the full value of our technology in non-competitive markets.
4)	All the while, we removed $170 million of annualized expenses from the business over the past year – extending our cash runway into 2026.

In sum, Butterfly has become a more efficient business while simultaneously investing in long-term growth and innovation. Importantly, our expense reduction and cash preservation activities were paired with a continued commitment to increased productivity and efficiency. In the United States, we hired several new salespeople and managers to increase the footprint of our United States sales organization, with a continued focus on enterprise deals. Internationally, under new sales leadership, we initiated work to open several new markets while partnering with distributors to move current inventory. And in our veterinary business, we identified a key opportunity to leverage our current AI tools on more lucrative animal groups, including production cattle.

Because Butterfly devices are mobile and easy-to-use, healthcare practitioners can have access to ultrasound information outside of traditional settings. We continue to focus on the utility of our devices in global health contexts, including for building sustainable healthcare models in the developing world and for responding to natural and manmade humanitarian crises. For example, nearly 900 Butterfly devices have been distributed throughout Ukraine via over 40 global health partnerships to support combat medics on the frontlines. Butterfly initiated its rapid response to Ukraine in February 2022 with outreach to humanitarian and veterinary nonprofits responding in-country. Because our devices are compact, lightweight, and offer whole-body scanning range, they are the ideal tool for first responders to carry into the field. They are also valuable for performing routine prenatal and primary care services within survival shelters.

Long term, we intend to develop patient-focused delivery models, and we believe ultrasound imaging may find a market in home care settings with at-home medical personnel, as well as through wearables and patient-performed scanning – all subject to appropriate authorizations. These future modalities have the potential to improve health outcomes, while avoiding expensive treatments, therefore generating economic value for both the patient and payor, which is aligned with the healthcare mega-trend of value-based care. As our future devices one day reach new markets and enable more direct interaction with patients (e.g., remote patient monitoring), we believe this trend can accelerate, further improving outcomes and reducing costs. This reduction of costs has the potential to create economic value for the whole healthcare system across clinical applications and markets where ultrasound scanning is used.

From congestive heart failure to renal failure and bladder monitoring, we have already identified key clinical applications that we wish to target and are incorporating these applications into our roadmap. We will work diligently to validate target at-home applications through focused clinical trials and will seek additional regulatory authorizations, as needed.

Products

Our current product portfolio includes a combination of hardware and software, including Butterfly iQ+ and iQ3 probes, software subscriptions and professional services. We offer cloud-based software solutions to healthcare systems, teleguidance, in-app educational tutorials, formal education programs through our Butterfly Academy™ software and Butterfly Certified™ courses, as well as professional services for large scale deployments. Our ScanLab™ education-only app is offered with all memberships at no additional cost.

Butterfly iQ, iQ+ and iQ3

In 2018, Legacy Butterfly commercially launched Butterfly iQ, the world’s first handheld, single-probe, whole-body ultrasound system using semiconductor technology. The company has continued to innovate, leveraging the benefits of Moore’s Law, to launch its second generation Butterfly iQ+ in 2020, and third generation iQ3 in 2024 – each with increased processing power and performance enhancements. We have over 145,000 unique Butterfly users to date.

Butterfly iQ+’s list price is approximately $2,700 per device, making it a high-quality and affordable alternative to the costly traditional cart-based equipment and a number of other handheld devices currently on the market. Butterfly iQ3 is priced at $3,899 per device with the added value of advanced tools iQ Slice™ and iQ Fan™, as well as best-in-class image quality, among other benefits.

Our Butterfly devices connect directly to a compatible iPhone or Android smartphone or tablet to provide its imaging and software features for approximately two consecutive hours, according to average use as determined from field data analytics. Under normal conditions, the Butterfly iQ3 charges to full battery in two hours, and the Butterfly iQ+ in approximately five hours. In select countries, our proprietary software harnesses AI designed to drive ease-of-use for image acquisition and improved analysis used to guide and educate practitioners, as well as provide quality control.

The Butterfly devices have over 20 ready-to-use anatomical presets generated in part with AI that are designed to optimize images obtained from scanning different areas of the body.

Within the Butterfly application, users can utilize up to six imaging modes, including B-Mode, Color Doppler, M-Mode, Power Doppler, Pulsed-Wave Doppler and Biplane ImagingTM, as well as advanced tools iQ Slice™ and iQ Fan™.

In addition, advanced measuring tools can be used for a variety of specialties, including nursing and obstetrics. These features allow healthcare practitioners to perform surface area and volume measurements on the anatomical objects that are imaged and can use color Doppler to identify movement of fluid, similar to features provided by legacy products in the market.

●	For obstetric clinicians, our devices’ tools can perform gestational age and amniotic fluid index calculations.

●	The devices’ tools can provide automated bladder volume calculations with 3D visualizations and enable easier line placements using NeedleVizTM technology and Biplane ImagingTM. These tools can be utilized across broad clinical applications and specialties. In the second quarter of 2023, we received FDA 510(k) clearance and launched our AI-enabled Auto B-line Counter that empowers providers to assess lung conditions faster and with more confidence, leveraging deep learning technology to produce a B-line count (an indicator of wetness in the lungs) from just a six second ultrasound clip.

●	Using TeleGuidanceTM, healthcare practitioners can perform ultrasound remotely, providing real-time guidance by connecting with a novice user or peer directly from the Butterfly iQ+ app. Through our Teleguidance feature, healthcare practitioners can control the settings of the application while the device is in use and help the user identify the image.

●	On the Butterfly iQ3, users can also access new automated image capture modes: iQ Slice™ and iQ Fan™. iQ Slice automatically steers the beam to scan an organ and capture up to 46 ultrasound slices at a time across a wide angle. iQ Fan is a dedicated lung tool that further builds on the core iQ Slice technology to allow providers to benefit from real-time, back-and-forth virtual fanning, making it easier to visualize A-lines and other lung conditions.

We believe these pre-set settings and intuitive operation features through smartphones will enable healthcare practitioners to adopt our device, expanding our user base beyond the traditional ultrasound user base. This traditional base of ultrasound users has been limited because existing ultrasound devices often require unique environments and extensive training to operate, while the Butterfly devices were designed to be used by general and other healthcare practitioners across the healthcare industry.

Butterfly devices are comprised of both durable hardware and dynamic software solutions designed to make ultrasound imaging accessible to all healthcare practitioners, including nurses. We also sell accessories for our devices including cases, adaptors and carts.

Software Subscriptions

We believe that the software and analytics capabilities of our solution, coupled with the Butterfly devices, empowers smarter and expanded scanning, quality assurance, credentialing, documentation and billing that can generate both incremental revenue for healthcare systems and independent practitioners but also reduce costs for payers from earlier detection and prevention of adverse downstream events due to suboptimal care decisions or treatment complications.

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

Butterfly for Enterprises

In 2022, we introduced an updated system-wide platform designed to support the scaled integration and deployment of our ultrasound hardware and Compass™ software across hospitals and health systems to empower image-informed clinical decisions from the bedside and encounter-based workflow. Leveraging Butterfly’s unique combination of a whole-body handheld ultrasound device, software, and services, our enterprise platform supports hospitals and health systems with a complete ultrasound solution. This system-wide offering promotes improved patient care via accessible imaging across multiple disciplines and care settings. Our  device-agnostic software securely integrates into health systems’ clinical and administrative systems and workflows (e.g., Picture Archiving and Communication System (“PACS”) and EMR), including with non-Butterfly devices.

The Butterfly enterprise platform is built for organizations, including hospital systems, medical schools and residency programs. With this platform, institutions can rapidly and easily access ultrasound-enabled insights and oversight of their entire ultrasound program on one streamlined software solution, benefits include, but are not limited to:

o	Streamlined documentation & QA workflows,
o	Increased billable exams,
o	Centralized governance and program management,
o	Cloud storage access,
o	Ensured interoperability, and
o	Education, proficiency, and credentialing management.

Educational Tools

In January 2024, ScanLab™ went live in the Apple App Store. Our AI-powered, educational ScanLab™ app provides written walkthroughs and reference imagery to guide real-time educational scanning, enhancing the learning process are AI image quality indicators that provide real-time feedback for image adjustment and interactive AI labeling to help learners locate key anatomy.

Our platform features education tools to enable users to quickly gain proficiency in conducting exams, including hundreds of educational videos taught by experts. In 2023, we launched Butterfly Certified™, a complete set of virtual and in-person POCUS courses designed to provide practitioners with the skillsets necessary to meet local training or privileging requirements, delivered in collaboration with the Global Ultrasound Institute (“GUSI”). The hands-on training packages, which are expert-led and include tailored tracks across specialties that can be scaled for individual or department use, are available in the United States through direct Butterfly sales representatives. In 2021, we launched Butterfly AcademyTM that provides embedded education and training to enable clinicians across care settings, to support long-term scaling of Butterfly throughout a healthcare system and for use in medical education applications.  In addition, our software application also features TeleGuidance™, which is the first integrated ultrasound telemedicine platform. This tool allows a remote, trained healthcare practitioner to view and guide the ultrasound imaging through the smartphone application and live video.

Butterfly iQ+ Vet

In 2021, we launched Butterfly iQ+ Vet, a handheld ultrasound system that leverages the technology developed for our other iQ devices and is designed to bring value to veterinarians in a variety of care settings, helping to usher in a new standard for veterinary medicine.

As of December 31, 2023, iQ+ Vet is available in approximately 20 international markets, bringing first-of-its-kind innovation to veterinarians. The product includes a specially designed animal-specific probe for ease of use and maneuvering, Color-Doppler and NeedleViz. We are changing the way that veterinarians deliver care, providing more information through imaging at the point-of-care, particularly since their patients do not speak.

When Butterfly launched its Auto B-Line Counter for human care in 2023, our Vet business saw an opportunity to use it in production cattle. There are one million cattle producers in the U.S. alone. They often prophylactically give their cattle expensive antibiotics to control disease spread and protect their herds. Our Auto B-Line tool is now being researched for utility in earlier detection of respiratory disease to reduce antibiotic use – which could ultimately save time, money and has implications for supporting more sustainable upkeep of our cattle food supply.

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

We sell through three main channels:

●	A targeted, regional, direct salesforce focused on large healthcare system-wide implementations.
●	An eCommerce website through which we sell our Butterfly devices to healthcare practitioners and veterinarians in these geographies, where allowed by local law.
●	Distributor, veterinary and affiliate relationships to unlock additional channels to supplement our direct and eCommerce sales.

In 2023, we continued to develop our salesforce and sales support teams with the ultimate goal of growing adoption at large scale healthcare systems. In 2024, we plan to improve the effectiveness of our client experience function to work with our customers to deploy Butterfly devices, software and services. We believe that we can build a community of healthcare customers around our solution to share insights, techniques, and new regulatory-compliant ways of applying our technology, all of which we believe should continue to drive clinical behavior change, adoption and retention, as well as clinical and economic studies.

As we expanded our healthcare system software offerings and developed relationships with larger health systems in 2023, we have continued to increase the proportion of our sales to health systems compared to eCommerce. Because institutions often make decisions to purchase on a system-wide level, we believe enterprise sales can generate economies of scale with larger volumes and larger numbers of users, while also increasing user retention. The health system channel also yields more comprehensive software subscriptions, which further increases our revenue from devices and subscriptions sold. We are working towards increasingly integrated solutions to maximize our value to large healthcare customers, as well as continuing to improve our sales and support infrastructure. Our ability to connect and integrate with traditional third-party ultrasound systems gives enterprise customers a solution to the governance and workflow challenges that may have previously limited the utilization and billing of point of care imaging devices. Health system customers deploying our solution can benefit from a streamlined clinical workflow that reduces the exam documentation burden typically associated with traditional ultrasound systems. By adopting Butterfly’s enterprise solution, customers can responsibly manage and optimize value from their fleets of point of care imaging devices.

We continue to develop our sales and marketing organization, which consists of a dedicated sales team, sales operations and sales support personnel that are complemented by a marketing team. As of January 31, 2024, we had approximately 60 people employed globally in sales, sales support, and marketing.

Geographic Areas

Butterfly is being used in over 100 countries. Outside of our core commercial geographies, Butterfly is also being utilized through collaborations with non-governmental organizations (“NGOs”) like the Bill & Melinda Gates Foundation (“Gates Foundation”) to deliver our technology to underserved communities. Currently, we have placed our device with hundreds of NGOs, entities and healthcare professionals that align with our mission to deliver care around the world and bring potentially lifesaving medical imaging to patients, often for the first time.

POCUS capabilities have been commercially available for decades, yet adoption in low-and-middle income countries is minimal. Butterfly’s global health program seeks to upend that paradigm by leveraging our technology to democratize medical imaging for marginalized and vulnerable populations around the world. In 2023, we completed the first phase of the world’s largest rapid POCUS deployment to sub-Saharan Africa, funded by a $5MM grant from the Gates Foundation. The initiative will ultimately bring 1,000 Butterfly iQ+ probes and ultrasound training to a region of the world that has disproportionately high rates of maternal mortality. Preliminary findings from the first phase of deployment in Kenya demonstrate, among other findings, that:

●	95% of the participant providers in Kenya are now using Butterfly to detect high-risk conditions and inform treatment decisions.
●	80% of the participant providers have trained at least 2 other providers at their hospital to drive further wide scale use.
●	80% of surveyed mothers reported experiencing happiness upon seeing their baby on screen.

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

In terms of geographic markets, for the fiscal year ended December 31, 2023, a substantial majority of our revenues were derived from sales to customers based in the United States. We believe our differentiated Butterfly handheld device and our growing user base of Butterfly practitioners, with sales to or agreements with most of the largest 100 U.S. healthcare systems and devices deployed across approximately 100 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.

Research and Development

We plan to develop future applications, subject to appropriate marketing authorization, to leverage our unique hardware foundation and commitment to improving our software using AI. Simultaneously, we plan to enhance our software capabilities, pursuing regulatory authorizations as necessary, with new features to support clinical procedures, and further workflow automations for our Compass™ software, in order to more deeply integrate our platform with healthcare systems, as we work with these customers to deploy Butterfly in their organizations.

In this way, we expect our solution will continue to innovate naturally, as well as through our enhancements to our proprietary technology. In order to pave the way for the potential future at-home use of Butterfly devices and other future form factors, we anticipate we will need to validate the at-home applications through focused clinical trials and also seek additional regulatory authorizations.

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

Reimbursement

While we do not bill health plans directly, practitioners can leverage pre-existing, routine Current Procedural Terminology® codes (“CPT codes”) that enable them to obtain per-scan reimbursement in the specialties of anesthesiology, cardiology, critical care, emergency medicine, endocrinology and ultrasound-guided procedures. We intend to pursue incremental, new or expansionary CPT codes for reimbursement in future scan categories and categories concurrent to support the successful go-to-market strategy of the product pipeline.

Competition

Several large companies currently constitute the bulk of ultrasound sales. High regulatory, distribution, manufacturing and service-related long-term contractual costs represent significant barriers to entry for any new player. We expect that the existing market participants will remain strong active players in the future.

As a general matter, we view competition on two levels:

●	Conventional ultrasound systems; and
●	The development of other handheld ultrasound systems with the same or better attributes.

The primary competition comes from established market participants offering conventional ultrasound systems. While Butterfly's target is often non-traditional ultrasound users, we do compete with both traditional ultrasound manufacturers and other handheld ultrasound systems.  However, Butterfly’s semiconductor technology differentiates us from our competitors in many ways, including the fact that our probes do not rely upon lead based piezoelectric crystals that many of our competitors have relied upon since inception.  Our semiconductor technology similarly enables a more versatile, whole body scan capable probe, which is generally not possible with handheld ultrasound systems that rely upon piezoelectric crystals.  Furthermore, Butterfly’s lack of reliance upon lead piezoelectric crystals allows us to remain RoHS-compliant in the EU without the use of the exemption from RoHS requirements for lead in single crystal piezoelectric materials in ultrasound transducers, an exemption that is not guaranteed to continue in perpetuity.

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

Demographics.  As of January 31, 2024, we had approximately 225 employees. As of January 31, 2024, approximately 200 of our employees were located in the United States and approximately 25 of our employees were located outside the United States. In August 2022, January 2023, and July 2023, we implemented reduction in force of approximately 10%, 25%, and 25% of our workforce, respectively. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed.

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

Career Growth and Development. We offer a variety of resources and programs that attract, engage, develop, advance and retain employees. All employees have access to Cornerstone OnDemand, a learning management system featuring over 10,000 online courses in areas such as leadership, technology and business skills. Butterfly also has an internal mobility program and internal job board, to provide visibility into open positions at Butterfly for our existing employees. The internal mobility program reflects our commitment to helping Butterfly employees connect with opportunities for growth and development across teams and areas of expertise. Our employee development program also promotes the importance of compliance across our business.

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

Manufacturing

Our Butterfly devices are built using both custom-made and off-the-shelf components supplied by vendors and contract manufacturers and vendors located in China, Taiwan and Thailand. The key custom-made component in the Butterfly probe is the ultrasound transducer module consisting of a custom micro-electro-mechanical systems ultrasound semiconductor chip and lens.

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

Many of our Butterfly probes are manufactured, tested and shipped by Benchmark Electronics, Inc. (“Benchmark”) from its facilities in Thailand and New Hampshire. We believe that this manufacturing strategy and supply chain is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for our Butterfly products, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed.

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

Exclusive Distribution Agreement with Cardinal Health 105, Inc.

In July 2018, we entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Cardinal Health 105, Inc. (“Cardinal Health”). Under the Distribution Agreement, Cardinal Health acts as the distribution agent and authorized distributor of record of our products to our customers, including, but not limited to, wholesalers, specialty distributors, physicians, clinics, hospitals, pharmacies and other healthcare providers, in the United States. Under the Distribution Agreement, we provide Cardinal Health with forecasts of the volume of our products to be handled and distributed by Cardinal Health. We make payments to Cardinal Health for its distribution services pursuant to a fee schedule. The Distribution Agreement’s current term expires on August 31, 2024. The Distribution Agreement is subject to automatic renewal for additional successive two-year terms unless terminated.

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

Butterfly Technology

As of February 28, 2024, we owned approximately 620 issued patents and pending patent applications in the United States and foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea and India. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between approximately 2030 and 2042.

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

U.S. Government and Regulatory Requirements

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

The Food, Drug, and Cosmetic Act (“FDCA”) classifies medical devices into three classes based on risk, including Class I (lowest risk), Class II (moderate risk), and Class III (highest risk), with more stringent regulatory requirements applicable to higher-risk devices. Commercial sales of Class II (except for Class II exempt devices) and Class III medical devices in the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FDCA for Class II or the granting of a premarket approval for Class III. The development of a medical device typically requires extensive non-clinical testing and, for some devices, clinical testing involving human subjects.

After a device is place on the market, regardless of its classification, numerous FDA regulatory requirements apply, including establish registration and device listing, labeling, post-market record keeping and reporting, and the Quality System Regulation. These requirements are detailed, comprehensive, and require extensive investment and resources to comply with legal and regulatory requirements.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our offerings to ensure that our claims are consistent with our regulatory clearances and approvals, that there is data to substantiate the claims, and that our materials are not false or misleading.

Pertaining to our veterinary devices, in the United States, the FDA does not require submission of a 510(k), PMA, or any premarket clearance or approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

The marketing, promotion, and sale of medical devices, drugs, and services are regulated by the U.S. Department of Health and Human Services (“HHS”) and comparable U.S. state and non-U.S. agencies responsible for reimbursement and regulation of the delivery of healthcare items and services, representing government’s interest in regulating the quality and cost of healthcare. Similar regulations are imposed in many global markets in which we do business.

U.S. federal healthcare laws apply when our customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded healthcare programs, including laws related to kickbacks, false claims, self-referrals, and healthcare fraud and abuse. These laws apply when claims are submitted for procedures that use our products. Similar state false claims, anti-kickback, anti-self-referral, and insurance laws also apply to state-funded Medicaid and other healthcare programs and private third-party payers. Any failure to comply with these laws and regulations could subject us or our officers and colleagues to criminal and civil financial penalties and expose us to civil liability and risk of further enforcement action under the U.S. Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), or other healthcare fraud and abuse laws. In addition, as a manufacturer of U.S. FDA-cleared and -approved devices and drugs reimbursable by federal healthcare programs, we are subject to the U.S. Physician Payments Sunshine Act (the “Sunshine Act”), which requires us to annually track and report to the federal government certain payments and other transfers of value we make to U.S.-licensed physicians and other healthcare professionals or U.S. teaching hospitals, and to similar state equivalents.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies from making corrupt payments to or otherwise engaging in bribery of government officials. These laws apply to many of our customer interactions, as healthcare professionals in other countries are often considered government officials, and in some cases lay out requirements of how to operationalize compliance with the legal requirements. Failure to comply with these laws may expose us to criminal and civil enforcement actions, monetary fines and penalties, and reputational harm.

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

All new medical devices placed on the market or put into service in the EU must be compliant with and meet the general safety and performance requirements of the Medical Device Regulation (EU) No. 2017/745, which was implemented on May 26, 2021. Devices that conform to these requirements can be affixed with a CE marking and commercialized throughout the European Economic Area (“EEA”) and in Switzerland (subject to certain additional requirements). Prior to affixing a CE marking, manufacturers must demonstrate that their products comply with minimum standards of performance, safety, and quality, through a conformity assessment procedure that depends on the product’s classification. The classification of a medical device is determined by its intended purpose. Devices are classified from lowest to highest risk, as either Class I, IIa, IIb, or III. Classification is dependent on a variety of factors, including duration of use, whether the device is invasive or non-invasive, and whether the device is considered “active.” The competent authorities of the EU countries are responsible for regulating clinical investigations of medical devices and post-market surveillance of devices once they are placed on the market.

Outside of the EU, regulatory authorization needs to be sought on a country-by-country basis in order for us to market our products and each country may have its own processes and requirements for medical device licensing, approval/clearance, and regulation.

Data Privacy

Due to our global footprint and handling of personal data as both a data controller (on our own behalf) and data processor (on behalf of third parties, primarily customers), we are also subject to an extensive collection of global laws and regulations protecting the privacy, security and integrity of the personal data, sensitive personal data, and patient health information that we create, receive, use, and maintain as a business.

Among the most relevant and material to our business, based on the volume and sensitivity of the data at issue, are: the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act (collectively “HIPAA”); the EU General Data Protection Regulation (Regulation

(EU) 2016/679) (“GDPR”), similar U.K. legislation resulting from the European Union (Withdrawal) Act of 2018 (“U.K. GDPR”), and other EU country-level laws. In addition, there are also various U.S. state-level laws (e.g., the California Consumer Privacy Act), country regional laws, and proposed legislation that we monitor for applicability and impact to our business. These laws present a continuing challenge to businesses to structure their data collection, storage, use, and cross-border transmission in a compliant manner.

Many of these laws impose a significant compliance burden on organizations within their scope, and failure to comply can result in a variety of sanctions, including administrative fines for the most serious compliance failures up to 4-5% of a company’s total annual revenue of the preceding fiscal year (e.g., GDPR, U.K. GDPR, China PIPL). While there have been some recent enforcement actions by EU country-level data protection authorities resulting in substantial fines pursuant to GDPR, there remains uncertainty as to how data protection authorities throughout the rest of the globe will choose to interpret and enforce violations of applicable privacy and cybersecurity laws and regulations. Furthermore, these laws and regulations are continuously evolving, and further clarification in the form of implementing rules, guidelines, and related guidance from the data protection authorities is necessary to paint a full picture of the compliance obligations imposed on businesses within their scope.

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

Since our inception, we have engaged in R&D activities and launched our first product, Butterfly iQ, in the fourth quarter of 2018, and our second product, Butterfly iQ+, in 2020. Since commercialization of the Butterfly iQ, we also engaged in the continued development and sales of our enterprise software. We have financed our operations primarily through the issuance of equity securities and convertible debt. We have incurred net losses of $133.7 million, $168.7 million, and $32.4 million in the years ended December 31, 2023, 2022, and  2021, respectively. Our accumulated deficit as of December 31, 2023 was $729.6 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of our products and service offerings in line with the demand from current and future customers and our aggressive business strategy. We may be unable to achieve any or all of these goals.

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

We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than we do. Our primary competitors include the top five manufacturers of legacy cart-based incumbent ultrasound devices.

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

Our research and development efforts may not succeed in developing commercially successful products and technologies, which could adversely affect our business.

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

During the years ended December 31, 2023, 2022, and 2021, approximately 21%, 30%, and 31%, respectively, of our product and service revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:

●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;
●	trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;
●	difficulties protecting, procuring or enforcing intellectual property rights internationally;
●	required compliance with anti-bribery laws, such as the FCPA and the UK Bribery Act of 2010, data privacy requirements, labor laws and anti-competition regulations;
●	laws regulating the confidentiality of sensitive personal information and the circumstances under which such information may be released and/or collected;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	political and economic instability and war or other military conflict, including the ongoing conflict occurring in Ukraine, which could have a material adverse impact on our sales in Europe and elsewhere; and
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition may be adversely affected.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

There is substantial competition for key personnel, senior management, and qualified employees in the healthcare industry, and we may face increased competition for such a highly qualified scientific, technical, clinical, and management workforce in a highly competitive environment. While the increased availability of flexible, hybrid, or work-from-home arrangements has afforded us the ability to attract and retain talent from geographies remote from our physical offices, it has also expanded competition by allowing qualified employees within those same regions to pursue job opportunities throughout the country without the need to relocate. To help attract, retain, and motivate qualified employees in senior roles, we use equity-based awards and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our equity-based awards, which can impact the competitiveness of our compensation. There can be no assurance that we will be successful in retaining existing personnel or recruiting new personnel.

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

Having diverse representation and an inclusive workplace can also impact our ability to attract and retain talent and is an important driver of our ability to compete and innovate. As such, our ability to attract and retain diverse talent can impact our corporate reputation and have adverse consequences to our business.

The loss of one or more key employees, our inability to attract or develop additional qualified employees and any delay in hiring key personnel could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

We must continue to optimize our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of Butterfly Technologies and to achieve commercial success for any of our future products. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.

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

We operate in highly competitive markets, competition may increase in the future, and our industry may be further disrupted.

Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition, and pricing pressures. We face competition from international and domestic companies of all sizes. Competition is primarily focused on cost effectiveness, price, service, product performance, and technological innovation. Our ability to compete successfully may be adversely affected by factors such as:

●	the introduction of new products or product enhancements by competitors
●	the development of new technology or the application of known or unknown technology
●	a failure to satisfy local market conditions and regulations, such as mandatory IP transfers, protectionist measures, and other government policies supporting increased local competition;
●	the emergence of new market entrants;
●	a failure to maintain or expand relationships with existing customers or attract new customers;

●	cost of production or delivery, whether due to geographic location, currency fluctuations, taxes, duties, or otherwise, which may enable our competitors to offer greater discounts or lower prices;
●	the perception of our brand and image in the market;
●	a failure to successfully enter new geographic or adjacent product markets;
●	changing regulatory standards, legal requirements, or enforcement rigor; or
●	consolidation among customers, suppliers, channel partners, or competitors.

Our inability to obtain and maintain regulatory authorizations for and supply commercial quantities of our offerings as quickly and effectively as our competitors could limit market acceptance. Furthermore, our markets are continually evolving and thus revenues and income are difficult to forecast. Any of these competitive factors could adversely affect our pricing, margins, and market share and have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

Changes in applicable tax laws and regulations could adversely affect our business.

We are subject to income and other non-income taxes (including sales, excise, and value-added) in the United States and foreign jurisdictions. Thus, the tax treatment of transactions we execute is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business; however, such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

Our ability to use net operating losses and certain other tax assets to offset future income may be subject to certain limitations.

As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of approximately $609.7 million, of which approximately $73.7 million will begin to expire in 2031 if not utilized. Unused NOLs may be carried forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. State NOLs and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.

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

Our ultrasound imaging products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. For a discussion on the relevant regulatory regime, see , in Item 1, Business – Government Regulation.

We cannot assure that any new medical devices or new uses or modifications for our FDA-cleared devices will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. In the event we are unable to leverage existing or predicate devices for future products, we may experience delays and additional costs to obtain FDA approval for such future products. Even if such clearances or approvals are received, they may not be for all indications for which we pursue. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements. FDA inspections can result in inspectional observations on Form FDA 483s, warning letters, untitled letters or other forms of more significant enforcement action. If the FDA concludes that we failed to comply with any regulatory requirements during an inspection, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.

Any interruption in the operations of our manufacturing facilities, or our suppliers’ or customers’ facilities, may impair our ability to deliver products or provide services.

We are dependent on our global production and operating network to develop, manufacture, assemble, supply, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions and transportation issues, among others, could occur at our manufacturing facilities or at supplier or customer facilities, and negatively impact our reputation and market position. Such interruptions may occur for several reasons, including as a result of regulatory enforcement actions, tight credit markets or other financial distress, production constraints or difficulties, unscheduled downtimes, war, severe weather and natural disasters, fires and explosions, accidents, mechanical failures, pandemics, civil unrest, strikes, unpermitted releases of toxic or hazardous substances, other EH&S risks, sabotage, cybersecurity attacks, riots, or terrorist attacks.

Any significant event affecting one of our or our suppliers’ production or operating facilities may result in a disruption to our ability to supply customers, and standby capacity necessary for the reliable operation of the facility may not be sufficiently available. The impact of these risks is heightened if our production capacity is at or near full utilization (or if we lack alternative manufacturing sites) and could result in our inability to accept orders or deliver products in a timely manner. Additionally, significant capital investment to increase manufacturing capacity may be required to expand our business or meet increased demand for our products in the future. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. In February 2020, we initiated a voluntary recall of two software tools after being notified by the FDA that each of them required 5109(k) clearance. The FDA evaluated the recall and subsequently terminated it in June 2020. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits.

We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties and injunctions.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses.However, if the FDA determines that our promotional materials or training materials promote a 510(k)-cleared or approved medical device in a manner inconsistent with its labeling, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an Untitled Letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties. In addition to ensuring that the claims we make are consistent with our regulatory clearances or approvals, the FDA also ensures that promotional labeling for all regulated medical devices is neither false nor misleading.

It is also possible that other federal (such as the FTC), state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or to be false, unsubstantiated, or misleading, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of our products could be impaired, in addition to legal consequences, which may include fines, penalties, product liability claims, and other legal actions.

In some instances in our advertising and promotion, we may make claims regarding our product as compared to competing products, which may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.

The FDA requires that promotional labeling be truthful and not misleading, including with respect to any comparative claims made about competing products or technologies. In addition to FDA implications, the use of comparative claims also presents risk of a lawsuit by the competitor under federal and state false advertising and unfair competition statutes (e.g., the Lanham Act) or unfair and deceptive trade practices law, and possibly also state libel law, or other similar foreign laws. Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law. Further, notwithstanding the ultimate outcome of any Lanham Act or similar complaint, our reputation and relationship with certain customers or distribution partners may be harmed as a result of the allegations related to our products or our business practices more generally.

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

Our relationships with customers and third-party payors are subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain Butterfly’s sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians or other purchasers of medical devices. See Item 1, Business – Government Regulation.

Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties. We are also subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems, could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them

We are subject to stringent privacy laws and information security policies and regulations.

Our products and systems receive, generate, and store significant volumes of personal and sensitive information, such as employee, customer, and patient data. Moreover, our digital ecosystem, which is intended to provide our customers with greater access to a broad array of personal and sensitive information to improve delivery of care to their patients, heightens our risks associated with the protection of such information. We have legal and contractual obligations regarding the protection of confidential and personal information and the appropriate collection, use, retention, protection, disclosure, transfer, and other processing of such data. Additionally, regulators within the United States and around the world are evaluating how best to regulate development and use of data as well as AI technologies. We are subject to various privacy law regimes in the different jurisdictions in which we operate, including comprehensive regulatory systems in Europe,

Latin America, and sector-specific requirements in the United States. Certain international jurisdictions have enacted or are enacting data localization laws mandating that certain types of data collected in a particular jurisdiction be physically stored within that jurisdiction.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of protected health information (“PHI”), require the implementation of safeguards to protect the privacy and security of PHI and ensure the confidentiality, integrity, and availability of electronic PHI, and require the provision of notice in the event of a breach of PHI. If we are unable to properly protect the privacy and security of PHI, we could face liability for breach of our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, there are also various state-level laws (e.g., the California Consumer Privacy Act), both enacted and proposed, that we must monitor for applicability and impact to our business and for which we must implement necessary controls and other requirements (if applicable).

In addition, we are subject to the laws and regulations of foreign jurisdictions including, without limitation, the GDPR in the EU and the United Kingdom (“U.K.”) data protection legislation (including the GDPR, as it forms part of the law of the U.K. by virtue of the U.K. GDPR and the U.K. Data Protection Act 2018 (the “U.K. Data Protection Act”)). The GDPR

is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for U.K.) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. If we fail to comply with the GDPR, the U.K. GDPR, and the U.K. Data Protection Act, we could face fines, penalties, and harm to our reputation.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU and the U.K., including the United States. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The U.K. is not subject to the European Commission’s standard contractual clauses but has published a U.K.-specific transfer mechanism, which enables transfers from the U.K. The U.K.-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover U.K. transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.

We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products often are connected to, and reside within, our customers’ information technology (“IT”) infrastructures. In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities may review such protections when granting marketing authorizations. While we seek to protect our products and IT systems from unauthorized access, these measures may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, increase in sophistication, and often are not identified at the time that they are launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers. Additionally, we offer software and cloud products that are developed by, controlled by, or are hosted by third-party providers. A cybersecurity breach of our systems or products, of our customers’ or service providers’ network security and systems, or of other third-party services could disrupt treatment being delivered to patients or interfere with our customers’ operations, and could lead to the loss of, damage to, or public disclosure of our employees’ and customers’ stored information, including personal data, such as individually identifiable health information (“protected health information” or “PHI”). Such an event could have serious negative consequences, including alleged customer or patient harm, obligations to notify enforcement authorities or users of our products, voluntary or forced recalls of or modifications to our products, regulatory actions, fines, penalties and damages, reduced demand for or use of our offerings by customers, harm to our reputation, and time-consuming and expensive litigation, any of which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

There are increasingly large volumes of information, including patient data, being generated that need to be securely processed and stored by healthcare organizations. There has been an increase in the frequency and sophistication of the cybersecurity threats we and our service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of AI technologies, may further heighten the risk of cyber-attacks. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

Furthermore, we may also be exposed to a more significant risk if such actions are taken by state or state-affiliated actors. The objectives of these cyber-attacks vary widely and may include, among other things, unauthorized access to personal, customer, or third-party information, disruptions in operations and the provision of services to customers, or theft of IP or other sensitive assets or information belonging to us, our business partners, or customers. As such attacks become more effective, the risks in this area continue to grow. The back-up systems we have in place may not be adequate in the event of a failure or interruption. We may not have current capabilities to identify all vulnerabilities, which may allow others to exploit persistent potential exposures within our IT systems and products. We could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss, loss of customers, reputational damage, the loss of or damage to IP or other proprietary information, litigation, investigation, and possible liability to employees, customers, suppliers, patients, and regulatory authorities as a result of a successful cyber-attack. Further, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations may be impaired by such cyber-attacks. Any of the above could have a material adverse effect on our business results, cash flows, financial condition, or prospects, and on the timeliness of reporting our operating results.

We rely on software, SaaS, hardware, and other material components from a number of third parties to manufacture our products. If a material cyber incident impacting a supplier were to result in its prolonged inability to use, manufacture and/or ship such components, this could impact our ability to manufacture and/or use our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability emerging within such software could expose our customers to increased cyber risk. While we have undertaken efforts to mitigate cybersecurity risks, these efforts may not prevent all incidents.

If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation, and potential notification of the breach to customers, regulators, and counterparties, as well as any related litigation expenses, fines, penalties, or damages, could be material. In addition, our remediation efforts may not be successful. The data privacy and IT security insurance coverage we currently maintain may be inadequate. In addition, the market for such insurance continues to evolve and, in the future, our data privacy and IT security insurance coverage may be prohibitively expensive or not available on acceptable terms or in sufficient amounts, or at all.

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

Healthcare industry cost-containment measures could result in reduced sales of our products and services.

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governmental authorities, insurance companies and other payers of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients for procedures that use our products, sales of our products may decline significantly and our customers may reduce or eliminate purchases of our products. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, GPOs and IDNs have also concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies.

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

In addition to agreements pursuant to which we in-license intellectual property, we have in the past, and we will in the future, grant licenses under our intellectual property. For example, we licensed parts of our Ultrasound on a Chip™ and other components of our intellectual property portfolio to Forest Neurotech in 2023, subject to contractual restrictions.  Through programs like our Powered by Butterfly™, we expect to continue strategically granting licenses to our intellectual property subject to customary contractual provisions. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

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

Our success also depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products and services. As is common in the medical device industry, we also engage the services of specialized consultants and employees who are currently providing or previously provided services to our competitors and we may become subject to claims that we, an employee, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets, intellectual property or other information proprietary to their former employers or their former or current clients. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may claim that our products and/or services infringe their intellectual property rights and may suggest that we enter into license agreements.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space. As we face increasing competition and as our business grows, we will likely face more claims of infringement, such as the FujiFilm Sonosite complaint filed against us in 2022. If a third party claims that we or any of our licensors, customers or collaboration partners infringe upon a third party’s intellectual property rights, we may have to:

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

Competitors may infringe our patents or the patents that we license. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can also be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable or being interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Patent litigation can be very costly and time consuming.  Many of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation, or an adverse outcome, could have a material adverse effect on our ability to raise any funds necessary to continue our operations, continue our internal research programs, in-license needed technology, expose us to significant liabilities, or enter into development partnerships that would help us bring our products to market.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.

The America Invents Act (“AIA”) was signed into law on September 16, 2011, and many of the substantive changes under the AIA became effective on March 16, 2013 is the primary governing legislation in the United States and many of the countries we operate within have similar governing legislation. Additionally, courts and administrative bodies often issue rulings on matters related to patent and intellectual property enforcement actions, which may either adversely or beneficially impact our ability to enforce our patent and intellectual property rights within the United States and elsewhere. The laws governing patent prosecution and enforcement are subject to change in unpredictable ways and such changes may be influenced by rulings of courts and other administrative bodies.  These changes may weaken our ability to obtain new patents and/or enforce the rights of our existing patents.

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

We have chosen, and we may choose in the future, to use open source software in our products, including our Software Development Kit which is meant to provide a governed ecosystem for third parties to create content and applications that will serve to enrich the overall software ecosystem and deliver additional clinical and product advancements for our users. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain unfavorable requirements that could allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

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

Risks Related to Our Securities and to Being a Public Company

The Company’s outstanding warrants became exercisable for the Company’s Class A common stock upon the first anniversary of Longview’s initial public offering. If the Company’s stock price reaches or exceeds $11.50, and outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our stockholders.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we may be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Butterfly Network, Inc. uses, stores and processes data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems.

Risk Management Strategy and Governance

Under the ultimate direction of our Chief Executive Officer, our Information Security Committee has primary responsibility for overseeing our management of cybersecurity risks. It is chaired by our Chief Information Security Officer, or CISO, who reports directly to our Chief Executive Officer. Other members of the committee include representation from information technology, quality, product, operations, sales, and compliance as well as advisory support from internal audit.

Our CISO, working with his team and the Information Security Committee, has primary responsibility for assessing and managing our cybersecurity threat management program. The current CISO has more than 25 years of experience in building and leading information systems and security teams and has worked at a variety of institutions to implement and manage cybersecurity programs. These entities have included large, publicly-traded companies and smaller startups: The CISO’s experience includes developing and maintaining tools and processes to protect internal networks, customer payment systems and cloud systems used by customers and the Company. The CISO also has a PhD in computer science and engineering and completed his thesis in information security.

The Information Security Committee meets periodically and as circumstances warrant to discuss and monitor prevention, detection, and remediation of risks from cybersecurity threats. When appropriate, cyber or information security incidents would be escalated by the CISO to our executive leadership team and/or our disclosure committee. On a regular basis, the CISO also updates the executive management team on developments within the cybersecurity sphere.

The Board of Directors has delegated oversight of the Company’s cybersecurity program to the Audit Committee of the Board of Directors. As provided in the Audit Committee Charter, the Audit Committee is responsible for reviewing reports on data management and security initiatives and significant existing and emerging cybersecurity risks, including cybersecurity incidents, the impact on the Company and its stakeholders of any significant cybersecurity incident and any disclosure obligations arising from any such incidents.

Our CISO meets at least annually with the Audit Committee of the Board of Directors to discuss management’s ongoing cybersecurity risk management programs. He provides information about the sources and nature of risks the Company faces, how management assesses such risks – including in terms of likelihood and severity of impact, progress on vulnerability remediation and current developments in the cybersecurity landscape. In turn, the Chair of the Audit Committee provides a readout to the full Board of Directors that includes a summary of the CISO’s presentation to enable discussion of cybersecurity risk management at the full board level.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see Part I, Item 1A “Risk Factors.”

Processes for the Identification of Cybersecurity Threats

Our Information Security team is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. It works with other groups in the company to understand the severity and the likelihood of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. The Information Security team has processes designed to keep the company apprised of the different threats in the cybersecurity landscape – this includes intelligence networks alerts, working with researchers, discussions with peers at other companies, monitoring social media, reviewing government alerts and other news items and attending security conferences. The team also regularly monitors our internal network and out customer-facing network to identify security risks. In addition the team has completed several assessments and threat modeling tabletop exercises, based on ”what-if” scenarios.

We have an employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions. Security training is required upon hire for new employees, and on annual basis for the rest of the workforce.

As part of the assessment of the protections we have in place to mitigate risks from cybersecurity threats, we engage third parties to conduct vendor risk assessments. To assess the effectiveness of our program, we also have engaged consultants to conduct penetration testing and other vulnerability assessment.

Before purchasing third party technology or other solutions that involve exposure to the company’s assets and electronic information, our Information Technology group requires those companies to complete a security review before being approved to work with the company. We utilize an external tool to manage critical vendors. Vendors are assessed to determine inherent and residual risk.

Annually, the security team conducts a risk assessment that is informed by industry standards.

The Risk Assessment consists of:

●Listing the vulnerabilities company assets are exposed to
●Identifying the threats that may exploit such vulnerabilities
●Calculating inherent risk rating based on impact and exploitability
●Calculating residual risk by assessing mitigating controls

Item 2. PROPERTIES

We currently maintain our executive offices in Burlington, Massachusetts under a lease for approximately 60,000 rentable square feet consisting of the entire building. In addition to serving as our corporate headquarters, the office supports our sales, marketing, R&D and other general and administrative functions. The lease expires in 2032.

Additionally, we occupy other office space domestically in New York City and Sunnyvale, California. We also occupy office space internationally in Taiwan. We lease the office space under operating leases. We consider our current office space adequate for our current operations.

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

Stockholders

As of February 9, 2024, the Company had 181,707,275 shares of Class A common stock issued and outstanding held of record by 49 holders, 26,426,937 shares of Class B common stock issued and outstanding held of record by six holders. As of February 9, 2024, the Company had 13,799,357 public warrants held of record by one holder and 6,853,333 private placement warrants issued in connection with Longview’s initial public offering held of record by six holders, with each warrant exercisable for one share of Class A common stock at a price of $11.50 per share. We believe the actual numbers of holders of our Class A common stock and public warrants are larger than the numbers of holders of record as many of our Class A common stock and public warrants are held by brokers and other institutions on behalf of an indeterminate number of beneficial owners. These numbers of holders of record also do not include holders whose shares or warrants may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference to Item 12 of Part II of this Annual Report on Form 10-K.

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

Overview

We are an innovative digital health business transforming care through a unique combination of portable, semiconductor-based ultrasound technology, intuitive software, services and educational offerings that can make medical imaging more accessible than ever before. Butterfly’s solution enables the practical application of ultrasound information into the clinical workflow through affordable hardware that fits in a healthcare professional’s pocket and is paired with cloud-connected software that is easily accessed through a mobile application.

Butterfly iQ+ and iQ3 are ultrasound devices that can perform whole-body imaging in a single handheld probe using semiconductor technology. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions.  We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions, to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel.

In 2023 and 2022, we took significant actions to reduce our cost of operations and extend our cash runway.  Over the two years, we reduced our annual cash requirements by approximately $170 million, to approximately $60 million assuming no revenue growth or further reductions in expenses. As such, we conservatively expect our cash to last into 2026.  As we look forward, we expect to continue to invest our business in order to grow revenue.   Before we reach 2026, we expect to raise capital in order to reach profitability. We expect to first seek nondilutive capital in the form of grants or debt and then potentially in the form of equity securities.

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

Units fulfilled decreased by 1,498, or 26.0%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to decreased device sales volume from our direct sales and eCommerce channels. The decreases were partially offset by increased sales from our distributor channel.

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

Software and other services mix increased by 5.2 percentage points, to 38.5% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was due to increases in software subscription renewals and an expansion of software subscription offerings. In addition, the increase is due to the timing of revenue recognition for our SaaS and other software subscription contracts as revenue from such contracts is deferred and recognized over the service period.  We saw an increase in our enterprise software sales while our individual licenses where flat.  For the full year 2023 versus 2022 enterprise licenses accounted for 32.9% of licenses versus 26.7% respectively.

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

Over time as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales. In 2024, due to the launch of our next generation device iQ3, we are expecting our software as a percentage of total revenue to remain flat or decrease.

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

	Year ended December 31,
	2023		2022		2021
		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$40,036	60.8%	$50,263	68.5%	$47,868	76.5%
Software and other services	25,864	39.2	23,127	31.5	14,697	23.5
Total revenue	65,900	100.0	73,390	100.0	62,565	100.0
Cost of revenue:
Product	40,655	61.7	26,804	36.5	29,308	46.8
Software and other services	8,389	12.7	7,126	9.7	2,238	3.6
Loss on product purchase commitments	—	—	—	—	13,965	22.3
Total cost of revenue	49,044	74.4	33,930	46.2	45,511	72.7
Gross profit	16,856	25.6	39,460	53.8	17,054	27.3
Operating expenses:
Research and development	55,616	84.4	88,044	120.0	74,461	119.0
Sales and marketing	39,073	59.3	59,494	81.1	49,604	79.3
General and administrative	49,613	75.3	77,596	105.7	85,717	137.0
Other	18,164	27.6	7,346	10.0	—	—
Total operating expenses	162,466	246.5	232,480	316.8	209,782	335.3
Loss from operations	(145,610)	(221.0)	(193,020)	(263.0)	(192,728)	(308.0)
Interest income	7,450	11.3	3,384	4.6	2,573	4.1
Interest expense	—	—	(2)	(0.0)	(651)	(1.0)
Change in fair value of warrant liabilities	4,544	6.9	20,859	28.4	161,095	257.5
Other income (expense), net	(2)	(0.0)	98	0.1	(2,577)	(4.1)
Loss before provision for income taxes	(133,618)	(202.8)	(168,681)	(229.8)	(32,288)	(51.6)
Provision for income taxes	82	0.1	42	0.1	121	0.2
Net loss and comprehensive loss	$(133,700)	(202.9)%	$(168,723)	(229.9)%	$(32,409)	(51.8)%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
Product	$40,036	$50,263	$(10,227)	(20.3)%
Software and other services	25,864	23,127	2,737	11.8
	$65,900	$73,390	$(7,490)	(10.2)%

Product revenue decreased by $10.2 million, or 20.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by a decline in probe sales in our distribution, global health and ecommerce channels. Additionally, there were a number of large sales in these channels in 2022 that did not reoccur in 2023.  Partially offsetting these declines were increases in overall prices.

Software and other services revenue increased by $2.7 million, or 11.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by a higher volume of SaaS subscriptions sold in conjunction with new device sales, current year subscription renewals and expanded service offerings.  We saw an increase in enterprise software sales of $2.4 million while individual subscriptions were flat. Enterprise as percentage of software sales increased 6%.

Cost of revenue

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
Product	$40,655	$26,804	$13,851	51.7%
Software and other services	8,389	7,126	1,263	17.7
	$49,044	$33,930	$15,114	44.5%
Percentage of revenue	74.4%	46.2%

Cost of product revenue increased by $13.9 million, or 51.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by a $21 million loss on excess inventory related to inventory on-hand that was deemed excess due to a shift in our strategy and market conditions. This was partially offset by lower probe volume and operating efficiencies in manufacturing Butterfly iQ+.

Cost of subscription revenue increased by $1.3 million, or 17.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by higher amortization expenses related to newly deployed internally developed software that supports our SaaS offerings.

Research and development

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
Research and development	$55,616	$88,044	$(32,428)	(36.8)%
Percentage of revenue	84.4%	120.0%

Research and development expenses decreased by $32.4 million, or 36.8%, for the year ended December 31, 2023  compared to the year ended December 31, 2022. This decrease was primarily driven by reductions of $23.5 million in personnel costs resulting from our reductions in force over the past year, a decrease of $2.6 million in engineering and testing costs, and a decrease of $4.6 million in consulting fees as we developed our internal capabilities to perform previously outsourced functions.

Sales and marketing

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
Sales and marketing	$39,073	$59,494	$(20,421)	(34.3)%
Percentage of revenue	59.3%	81.1%

Sales and marketing expenses decreased by $20.4 million, or 34.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by reductions of $13.6 million in personnel costs resulting from our reductions in force over the past year. Reductions of $3.3 million in marketing expenses and $2.3 million reduction in travel expenses also contributed to the decrease. We have started to reinvest in direct sales to drive top-line growth.

General and administrative

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
General and administrative	$49,613	$77,596	$(27,983)	(36.1)%
Percentage of revenue	75.3%	105.7%

General and administrative expenses decreased by $28.0 million, or 36.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by reductions of $22.0 million in personnel costs resulting from our reductions in force over the past year and $4.9 million in professional service fees for legal and other administrative services.

Other

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
Other	$18,164	$7,346	$10,818	147.3%
Percentage of revenue	27.6%	10.0%

Other increased by $10.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by $6.7 million of higher employee severance and benefits costs resulting from our reductions in force in 2023 and $4.1 million of higher legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Product	$50,263	$47,868	$2,395	5.0%
Software and other services	23,127	14,697	8,430	57.4
	$73,390	$62,565	$10,825	17.3%

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

Cost of revenue

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Product	$26,804	$29,308	$(2,504)	(8.5)%
Software and other services	7,126	2,238	4,888	218.4
Loss on product purchase commitments	—	13,965	(13,965)	(100.0)
	$33,930	$45,511	$(11,581)	(25.4)%
Percentage of revenue	46.2%	72.7%

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

Research and development

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Research and development	$88,044	$74,461	$13,583	18.2%
Percentage of revenue	120.0%	119.0%

Research and development expenses increased by $13.5 million, or 18.2%, for the year ended December 31, 2022  compared to the year ended December 31, 2021. This increase was primarily driven by increased personnel costs of $8.1 million due to having a higher headcount in 2022 than 2021. Personnel costs primarily comprised of increases in salaries and bonuses of $4.5 million and stock-based compensation expenses of $3.8 million. Costs of software for use in R&D activities increased by $1.9 million due to new tools being implemented to enhance productivity and purchases of additional licenses to support the higher headcount. Engineering costs increased by $1.8 million, primarily due to increased spending on new product design and development.

.

Sales and marketing

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Sales and marketing	$59,494	$49,604	$9,890	19.9%
Percentage of revenue	81.1%	79.3%

Sales and marketing expenses increased by $9.8 million, or 19.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Personnel costs increased by $7.4 million due to having a higher headcount in 2022 than 2021, primarily comprised of increases in salaries and bonuses of $6.9 million. Travel and entertainment costs increased by $2.1 million as our salesforce increased its in-person engagement with our customers and attendance at sales conferences and events. These increases in sales and marketing expenses were partially offset by decreased digital and social marketing expenses of $1.5 million as we shifted our strategic focus from the eCommerce channel to our direct sales channel.

General and administrative

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
General and administrative	$77,596	$85,717	$(8,121)	(9.5)%
Percentage of revenue	105.7%	137.0%

General and administrative expenses decreased by $8.1 million, or 9.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to lower stock-based compensation expense of $6.9 million as a result of the expense recognized in 2021 for awards that vested alongside the closing of the Business Combination. Consulting expenses decreased by $3.8 million as more activities were brough in-house during 2022. Recruiting expenses decreased by $3.2 million, primarily due to the recruiting expenses incurred during our CEO transition in 2021. These decreases were partially offset by increases in other personnel costs of $4.7 million due to having a higher headcount in 2022 than 2021 and increases in software costs of $1.3 million to support our internal resources as we shifted our administrative functions away from external service providers.

Other

	Year ended December 31,
(in thousands)	2022	2021	Change	% Change
Other	$7,346	$—	$7,346
Percentage of revenue	10.0%	—%

Other increased by $7.3 million for the year ended December 31, 2023 driven by $5.3 million of legal expenses and $2.0 million of severance expenses related to the Company’s reduction in force in July of 2022. Expenses classified as “Other” are not representative of ongoing operations. Such expenses were insignificant for the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity are cash flows from operations, proceeds from the Business Combination and issuances of preferred stock and convertible notes. Our primary uses of liquidity are operating expenses, working capital requirements and capital expenditures. The Company has incurred net losses and negative cash flows from operating activities in each year since inception, and we expect to continue to incur losses and negative cash flows for a few years as we continue to commercialize existing and new products and services. We expect that our existing cash and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months.

During the year ended December 31, 2023, the Company utilized $103.4 million of cash, cash equivalents, and marketable securities. This was impacted by $8.7 million of employee severance and benefits costs resulting from our reductions in force and $9.5 million of higher legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations. As a result of the actions taken to date to reduce our cash requirements, the Company expects to save $170 million on an annualized basis. As of December 31, 2023, our cash and cash equivalents balance was $134.4 million. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

We have restricted cash of $4.0 million as of December 31, 2023 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.  In addition, we have restricted cash of $0.2 million as of December 31, 2023 for an agreement with the Gates Foundation. The restriction is expected to lapse as we fulfill our obligations in the agreement with the Gates Foundation.

Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and inventory supply agreements. Our fixed office lease payment obligations were $31.5 million as of December 31, 2023, with $3.6 million payable within the next 12 months. During the third quarter of 2023, we terminated one of our office leases and modified another resulting in a net decrease of $6.0 million in fixed office lease payment obligations. Our fixed technology license payment obligations were $15.5 million as of December 31, 2023, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements were $14.8 million as of December 31, 2023, with $6.8 million payable within the next 12 months. We expect to pay for approximately 21% of the amount payable within the next 12 months using vendor advances.

As of December 31, 2023, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(98,820)	$(169,115)	$(189,187)
Net cash provided by (used in) investing activities	70,414	(93,779)	(9,870)
Net cash provided by financing activities	228	2,881	565,692
Net decrease in cash, cash equivalents and restricted cash	$(28,178)	$(260,013)	$366,635

Comparison of the period for the years ended December 31, 2023 and 2022

Cash flows used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

Net cash used in operating activities decreased by $70.3 million, or 41.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was driven by a $9.3 million decrease in net working capital cash and $60.9 million decrease in net loss adjusted for certain noncash items, primarily driven by the loss on excess inventory, the change in fair value of warrant liabilities, and net income. The decrease in net working capital cash usage was driven by a $17.7 million reduction in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments, partially offset by a $4.5 million increase in cash used by accrued expenses and other liabilities, $2.9 million increase in cash used by operating lease assets and liabilities, and a $0.8 million increase in cash used by prepaid expenses and other assets.

Cash flows used in investing activities

Net cash used in investing activities decreased by $164.1 million, or 175.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to the purchase of marketable securities in 2022, and the subsequent sale of those securities in 2023. Additionally, there was a $12.5 million decrease in purchases of fixed assets.

Cash flows provided by financing activities

Net cash provided by financing activities decreased by $2.6 million, or 92.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to the non-recurrence of net proceeds from exercise of stock options and warrants of $2.7 million, partially offset by $0.1 million from other financing activities.

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

Our contracts with customers include variable consideration in the form of refunds and credits for product returns and price concessions. We estimate variable consideration based on the individual contract characteristics or may apply a portfolio approach depending on the circumstances.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We did not have any floating rate debt as of December 31, 2023. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements, together with the reports of our independent registered public accounting firm, for the years ended December 31, 2023, 2022 and 2021 appear beginning on page F-1 of this Annual Report on Form 10-K.

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

Disclosure controls and procedures  are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer,

to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we are not an “accelerated filer” or “large accelerated filer.”

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Proxy Statement.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the New York Stock Exchange, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

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

		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995
10.5	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.	Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995
10.6	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 10.1)	5/28/2021	001-39292
10.7+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	Form 10-Q (Exhibit 10.3)	8/9/2021	001-39292
10.8+	Offer Letter, dated as of April 1, 2022, by and between Butterfly Network, Inc. and Heather C. Getz.	Form 10-Q (Exhibit 10.1)	5/6/2022	001-39292
10.9.1+	Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	Form 8-K (Exhibit 10.1)	4/24/2023	001-39292
10.9.2+	Amendment No. 1, made effective June 5, 2023, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	Form 10-Q (Exhibit 10.2)	8/4/2023	001-39292
10.10+	Executive Severance Plan, as amended.	Form 10-Q (Exhibit 10.3)	11/15/2021	001-39292
10.11+	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.	Form 10-K (Exhibit 10.25)	2/16/2021	001-39292
10.12.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.	Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292
10.12.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.	Form 8-K (Exhibit 10.15.2)	2/16/2021	001-39292
10.12.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.	Form S-8 (Exhibit 99.3)	5/12/2021	333-256044
10.13.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292
10.13.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.2)	2/16/2021	001-39292

10.13.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.3)	2/16/2021	001-39292
10.14+	Amended and Restated Nonemployee Director Compensation Policy.		Form 10-Q (Exhibit 10.4)	8/3/2022	001-39292
10.15+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.18)	2/16/2021	001-39292
10.16

Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders.

			Form 8-K (Exhibit 10.19)	2/16/2021	001-39292
21.1	List of Subsidiaries.		Form 8-K (Exhibit 21.1)	2/16/2021	001-39292
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X*
97.1+	Compensation Recovery Policy	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*	Furnished herewith.
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

BUTTERFLY NETWORK, INC.

Date: March 4, 2024	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Joseph DeVivo and Heather Getz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Joseph DeVivo	President, Chief Executive Officer, and	March 4, 2024
	Joseph DeVivo	Chairman of the Board (Principal Executive
Officer)

By:	/s/ Heather C. Getz, CPA	Executive Vice President and Chief Financial	March 4, 2024
	Heather C. Getz, CPA	& Operations Officer (Principal Financial Officer
and Principal Accounting Officer)

By:	/s/ Dawn Carfora	Director	March 4, 2024
Dawn Carfora

By:	/s/ Elazer Edelman, M.D., Ph.D.	Director	March 4, 2024
Elazer Edelman, M.D., Ph.D.

By:	/s/ S. Louise Phanstiel	Director	March 4, 2024
S. Louise Phanstiel

By:	/s/ Larry Robbins	Director	March 4, 2024
Larry Robbins

By:	/s/ Jonathan M. Rothberg, Ph.D.	Director	March 4, 2024
Jonathan M. Rothberg, Ph.D.

By:	/s/ Erica Schwartz, M.D., J.D., M.P.H.	Director	March 4, 2024
Erica Schwartz, M.D., J.D., M.P.H.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Butterfly Network, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butterfly Network, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit), and statement of cash flow, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Raw Materials Valuation– Note 5 Inventories

Critical Audit Matter Description

The Company enters into inventory commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. Raw materials inventory as of December 31, 2023, was $49.4 million, net of all write-downs to net realizable value taken in the current and prior periods, and current year write-down was $21.1 million.

The agreement requires monthly purchases of inventory by the Company, which represent firm commitments to take or pay for the product.  The Company compares the on-hand inventory plus  minimum commitments remaining, to their projected future sales of product and determines whether they would be able to sell the product for greater than cost, prior to any estimated obsolesce period or changes in technology, and establishes inventory write-downs for any losses on projected excess quantities of raw materials on hand as well as liabilities for any excess quantities not on hand but that they are committed to purchase. Projections of future sales of inventory are based on a number of factors, including the Company’s approved plans and strategies, the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends, including estimates of technological and product changes. Significant judgments and estimates are made by the Company in evaluating the projected sales and evaluating expected losses on excess quantities, at the end of each reporting period.

We identified the evaluation of excess and obsolete inventory as a critical audit matter because of the judgments and estimates necessary for management to determine the total excess inventory and related write-downs. Assessing the estimates utilized in projections required a high degree of auditor judgment and an increased extent of audit effort when performing procedures to audit the recorded amount of reserves for expected losses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the management’s estimation of write-downs for expected losses on raw materials inventory both on hand and committed included the following, among others:

●	We tested the design and implementation over the establishment of write-downs for losses, including management’s controls over projections.

●	With respect to management’s recorded write-downs, we performed the following procedures:
-	Read relevant contracts and compared key provisions of the contracts to the Company’s analysis.
-	Recalculated the Company’s analysis of the losses including comparing on-hand inventory used in the analysis to inventory observed via annual physical counts and confirmations with third parties, as well as comparing the remaining fixed minimum purchases used in management’s analysis to the third-party contracts.
-	Obtained and evaluated the Company’s projected sales of inventory by performing the following:
◾	Compared management’s prior-year assumptions of expected future sales to actual sales during the current year to identify potential bias in the determination of the reserves.
◾	Compared projections to recent sales history and related trends
◾	Compared projections to industry information, market data, and peer group data.
◾	Inspected minutes of the board of directors, regulatory and other public filings, and investor communications to identify any evidence that may contradict management’s assertions.
◾	Obtained evidence, including executed third-party contracts used by management to support sales strategies reflected in the analysis.
◾	Inquired of sales and operations personnel regarding projections and strategies to determine whether it supported or contradicted the conclusions reached by management in the analysis.
◾	Inquired of operations personnel as to projected technology obsolescence, if any, to determine whether it supported or contradicted the conclusions reached by management in the analysis.

/s/ Deloitte & Touche LLP

New York, New York

March 4, 2024

We have served as the Company’s auditor since 2020.

BUTTERFLY NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$134,437	$162,561
Marketable securities	—	75,250
Accounts receivable, net	13,418	14,685
Inventories	73,022	59,970
Current portion of vendor advances	2,815	35,182
Prepaid expenses and other current assets	7,571	9,489
Total current assets	231,263	357,137
Property and equipment, net	25,321	31,331
Intangible assets, net	10,317	—
Non-current portion of vendor advances	15,276	—
Operating lease assets	15,675	21,567
Other non-current assets	6,422	7,535
Total assets	$304,274	$417,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,090	$7,211
Deferred revenue, current	15,625	15,856
Accrued purchase commitments, current	131	2,146
Accrued expenses and other current liabilities	23,425	26,116
Total current liabilities	44,271	51,329
Deferred revenue, non-current	7,394	4,957
Warrant liabilities	826	5,370
Operating lease liabilities	22,835	29,966
Other non-current liabilities	8,895	588
Total liabilities	84,221	92,210
Commitments and contingencies (Note 18)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at December 31, 2023 and December 31, 2022; 181,221,794 and 174,459,956 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	18	17
Class B common stock $.0001 par value; 27,000,000 shares authorized at December 31, 2023 and December 31, 2022; 26,426,937 shares issued and outstanding at December 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	949,670	921,278
Accumulated deficit	(729,638)	(595,938)
Total stockholders’ equity	220,053	325,360
Total liabilities and stockholders’ equity	$304,274	$417,570

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue:
Product	$40,036	$50,263	$47,868
Software and other services	25,864	23,127	14,697
Total revenue	65,900	73,390	62,565
Cost of revenue:
Product	40,655	26,804	29,308
Software and other services	8,389	7,126	2,238
Loss on product purchase commitments	—	—	13,965
Total cost of revenue	49,044	33,930	45,511
Gross profit	16,856	39,460	17,054
Operating expenses:
Research and development	55,616	88,044	74,461
Sales and marketing	39,073	59,494	49,604
General and administrative	49,613	77,596	85,717
Other	18,164	7,346	—
Total operating expenses	162,466	232,480	209,782
Loss from operations	(145,610)	(193,020)	(192,728)
Interest income	7,450	3,384	2,573
Interest expense	—	(2)	(651)
Change in fair value of warrant liabilities	4,544	20,859	161,095
Other income (expense), net	(2)	98	(2,577)
Loss before provision for income taxes	(133,618)	(168,681)	(32,288)
Provision for income taxes	82	42	121
Net loss and comprehensive loss	$(133,700)	$(168,723)	$(32,409)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.65)	$(0.84)	$(0.19)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	205,385,544	199,848,386	173,810,053

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible		Class A		Class B
	Preferred		Common		Common		Additional		Total
	Stock		Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	107,197,118	$360,937	6,593,291	$1	—	$—	$32,874	$(394,806)	$(361,931)
Net loss	—	—	—	—	—	—	—	(32,409)	(32,409)
Common stock issued upon exercise of stock options and warrants	—	—	8,886,801	1	—	—	21,708	—	21,709
Common stock issued upon vesting of restricted stock units	—	—	1,018,828	—	—	—	—	—	—
Conversion of convertible preferred stock	(107,197,118)	(360,937)	80,770,178	8	26,426,937	3	360,926	—	360,937
Conversion of convertible debt	—	—	5,115,140	1	—	—	49,916	—	49,917
Net equity infusion from the Business Combination	—	—	69,228,811	6	—	—	361,281	—	361,287
Stock-based compensation expense	—	—	—	—	—	—	48,181	—	48,181
December 31, 2021	—	—	171,613,049	17	26,426,937	3	874,886	(427,215)	447,691
Net loss	—	—	—	—	—	—	—	(168,723)	(168,723)
Common stock issued upon exercise of stock options and warrants	—	—	1,081,313	—	—	—	2,982	—	2,982
Common stock issued upon vesting of restricted stock units, net	—	—	1,765,594	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	—	—	43,516	—	43,516
December 31, 2022	—	—	174,459,956	17	26,426,937	3	921,278	(595,938)	325,360
Net loss	—	—	—	—	—	—	—	(133,700)	(133,700)
Common stock issued upon exercise of stock options	—	—	180,467	—	—	—	228	—	228
Common stock issued upon vesting of restricted stock units	—	—	6,581,371	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	28,164	—	28,164
December 31, 2023	—	$—	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053

The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(133,700)	$(168,723)	$(32,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	10,574	5,935	2,090
Write-down of vendor advance	—	—	2,300
Non-cash interest expense on convertible debt	—	—	389
Write-down of inventories	21,083	783	889
Stock-based compensation expense	27,480	42,531	47,798
Change in fair value of warrant liabilities	(4,544)	(20,859)	(161,095)
Gain on lease termination	(214)	—	—
Other	633	615	1,900
Changes in operating assets and liabilities:
Accounts receivable	(162)	(3,063)	(6,127)
Inventories	(34,135)	(24,510)	(11,285)
Prepaid expenses and other assets	2,979	3,819	(10,669)
Vendor advances	17,091	5,100	(2,621)
Accounts payable	(1,875)	1,216	(10,521)
Deferred revenue	2,206	2,266	7,314
Accrued purchase commitments	(2,015)	(17,383)	(23,063)
Change in operating lease assets and liabilities	(635)	2,257	1,901
Accrued expenses and other liabilities	(3,586)	901	4,022
Net cash used in operating activities	(98,820)	(169,115)	(189,187)

Cash flows from investing activities:
Purchases of marketable securities	(297)	(75,534)	(1,019,003)
Sales of marketable securities	76,484	—	1,017,010
Purchases of property, equipment, and intangible assets, including capitalized software	(5,783)	(18,302)	(7,877)
Sales of property and equipment	10	57	—
Net cash provided by (used in) investing activities	70,414	(93,779)	(9,870)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	228	2,982	21,707
Net proceeds from equity infusion from the Business Combination	—	—	548,403
Payment of loan payable	—	—	(4,366)
Payments of debt issuance costs	—	—	(52)
Other financing activities	—	(101)	—
Net cash provided by financing activities	228	2,881	565,692
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,178)	(260,013)	366,635
Cash, cash equivalents, and restricted cash, beginning of period	166,828	426,841	60,206
Cash, cash equivalents, and restricted cash, end of period	$138,650	$166,828	$426,841

Supplementary disclosure of non-cash investing and financing activities
Acquisition of property, equipment, and intangible assets, including capitalized software	$9,247	$4,501	$1,841

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

The Company is an innovative digital health business transforming care with hand-held, whole-body ultrasound. Powered by its proprietary Ultrasound-on-Chip™ technology, the Company’s solution enables the acquisition of imaging information from an affordable, powerful device that fits in a healthcare professional’s pocket with a combination of cloud-connected software and hardware technology that is easily accessed through a mobile app.

The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.

The Company has incurred net losses and negative cash flows from operating activities in each year since inception, and we expect to continue to incur losses for at least the next few years. The Company expects its cash and cash equivalents of $134.4 million at December 31, 2023 will be sufficient to fund operations and capital requirements for at least the next twelve months from the date the consolidated financial statements are issued.  We may need to satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit or partnerships, or a combination of one or more of these sources.

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

Certain prior period amounts presented on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022 have been reclassified to conform to the current period presentation. See the Operating Expenses – Other section of this note for additional information regarding these reclassifications.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. As of December 31, 2023 and 2022, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in money market accounts and mutual funds, respectively, with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

As of December 31, 2023 and 2022, no customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of the Company’s total revenue.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations and determination of the standalone selling price (“SSP”) of performance obligations;
●	assumptions underlying the warranty liability calculation;
●	assumptions underlying the measurement of the purchase commitment loss;
●	measurement and allocation of capitalized costs, the net realizable value (the selling price as well as estimated costs of completion, disposal and transportation) of inventory, and demand and future use of inventory;
●	assumptions underlying incremental borrowing rate calculations;
●	assumptions underlying the warrant liability calculation;
●	assumptions underlying the measurement of contingent losses; and
●	assumptions underlying the fair value used in the stock-based compensation expense calculation.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for these goods and services. To achieve this core principle, the Company applies the following 5 steps:

●	Step 1: Identify Contracts with Customers: The Company typically enters into contracts with customers through direct sales executed via signed contracts with payment terms of 60 days or less. Multi-year software subscriptions typically require advance payment for each annual subscription period.
●	Step 2: Identify Performance Obligations: The Company’s contracts with customers often include multiple performance obligations. The Company has identified the following performance obligations in its contracts with customers:
●	Hardware devices and accessories

●	Software subscriptions, including renewal subscriptions, which represent an obligation to provide the customer with ongoing access to the Company’s cloud-hosted software applications on a continuous basis throughout the subscription period
●	Implementation and integration services
●	Extended warranties and customer service
●	Step 3: Determine Transaction Price: The Company’s contracts with customers include variable consideration in the form of refunds and credits for product returns and price concessions. The Company estimates variable consideration using the expected value method based on a portfolio of data from similar contracts.
●	Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in contracts with customers based on the relative SSPs of the goods and services. For the software subscriptions and renewal subscriptions, which the Company sells to customers on a standalone basis, the Company uses the observable SSPs of new and renewal subscriptions, respectively. The Company’s sales of hardware devices and accessories represent single performance obligations.
●	Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each sale of a hardware device or accessory is a performance obligation satisfied at a point in time when control of the good transfers from the Company to the customer based on shipping terms. The Company’s software subscriptions, extended warranties and customer service are stand-ready performance obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the time-elapsed (i.e., straight-line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The implementation and integration services are a performance obligation satisfied over time, and the Company uses the costs incurred as inputs into the measure of progress to recognize revenue as it satisfies the performance obligation.

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

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consist principally of cash and money market accounts.

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

(in thousands)	Fair Value
Allowance for doubtful accounts as of December 31, 2021	$440
Additions	315
Deductions – write offs	(227)
Allowance for doubtful accounts as of December 31, 2022	528
Additions	1,446
Deductions – write offs	(187)
Allowance for doubtful accounts as of December 31, 2023	$1,787

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

Property and Equipment

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

Capitalized Software Development Costs

Costs to develop or obtain software for internal use are capitalized and recorded as capitalized software development costs on the consolidated balance sheets as a component of property and equipment. The Company capitalizes qualifying costs associated with internal-use software incurred during the application development stage if management with relevant authority authorizes the project, it is probable the project will be completed and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the software, which is three years, beginning when the software is substantially ready for use. Amortization expense is classified in the consolidated statements of operations and comprehensive loss based on the nature of the software.

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

The Company does not have any finance leases as of December 31, 2023 and 2022.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including its property and equipment, definite-lived intangible assets, and operating lease assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flows, the asset is written down to its estimated fair value.

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, third-party logistics, fulfillment and outbound shipping costs, facilities expenses, advertising, and travel and entertainment. Advertising expenses are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021, advertising expenses were $4.3 million, $5.8 million and $8.3 million, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs and outside services. Outside services consist of professional services, legal fees and other professional fees.

Operating Expenses – Other

The Company classifies certain operating expenses that are not representative of the Company’s ongoing operations as other on the consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reductions in force, litigation, and legal settlements. To conform to current period presentation of the consolidated statements of operations and comprehensive loss, the Company reclassified certain expenses presented as research and development, sales and marketing, and general and administrative in its Annual Report on Form 10-K for the year ended December 31, 2022 as other in this Annual Report on Form 10-K.

The following table summarizes the Company’s operating expenses reclassified as other from research and development, sales and marketing, and general and administrative (in thousands):

Year ended
December 31, 2022
Reclassified from:
Research and development	$1,077
Sales and marketing	394
General and administrative	5,875
Total reclassified as other	$7,346

The following table summarizes the types of expenses classified as other in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2023	2022
Employment-related expenses	$8,701	$2,019
Legal-related expenses	9,463	5,327
Total other	$18,164	$7,346

See Note 15 “Reductions in Force” for additional information regarding the employment-related expenses classified as other in the consolidated statements of operations and comprehensive loss.

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

The Company granted performance-based restricted stock units during the years ended December 31, 2023, 2022, and 2021. The Company accounted for these awards according to the relevant provisions of ASC Topic 718, Compensation-Stock Compensation. For performance-based awards, the Company recognizes expense using the accelerated attribution method. Refer to Note 11 “Equity Incentive Plan” for further discussion about the nature of the transactions.

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

Recent Accounting Pronouncements Issued but Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced new guidance on disclosures for reportable segments and significant segment expenses, including for entities with a single reportable segment. This guidance is effective for the Company for annual reporting periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company’s consolidated financial statements and disclosures.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. This guidance is effective for the Company for annual reporting periods beginning January 1, 2025. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company’s consolidated financial statements and disclosures.

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

	Pattern of
	Recognition	2023	2022	2021
By product type:
Devices and accessories	Point-in-time	$40,036	$50,263	$47,868
Software and other services	Over time	25,864	23,127	14,697
Total revenue		$65,900	$73,390	$62,565

By geographical market:
United States		$52,116	$51,072	$42,993
International		13,784	22,318	19,572
Total revenue		$65,900	$73,390	$62,565

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 60 days for product and software and other services sales on credit. The amount of revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of the period was $14.9 million and $13.0 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2023, the Company had $32.0 million of remaining performance obligations. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue in the next twelve months and approximately 40% thereafter.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. Incremental costs of obtaining contracts, which include commissions and referral fees paid to third parties as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Costs of fulfilling contracts that relate specifically to a contract with a customer, result from activities that generate resources for the Company and enable the Company to satisfy its performance obligations in the contract with the customer are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer of the related goods and services to the customer. The Company had $1.4 million and $1.1 million of capitalized costs of obtaining or fulfilling contracts as of December 31, 2023 and 2022, respectively. The Company’s amortization costs for capitalized costs of obtaining or fulfilling contracts was $0.6 million for the year ended December 31, 2023. The Company’s amortization costs for capitalized costs of obtaining or fulfilling contracts was not significant for the years ended December 31, 2022 and 2021.

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

There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

The Company’s investments in marketable securities are ownership interests in mutual funds. The equity securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other income (expense), net on the consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the consolidated balance sheets.  The Company did not hold any equity securities as of December 31, 2023. For the year ended December 31, 2022, the Company recognized $0.3 million of unrealized losses that relate to equity securities still held as of December 31, 2022. The Company did not hold any equity securities as of December 31, 2021.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2023:
Warrants:
Public Warrants	$552	$552	$—	$—
Private Warrants	274	—	274	—
Total liabilities at fair value on a recurring basis	$826	$552	$274	$—

December 31, 2022:
Marketable securities:
Mutual funds	$75,250	$75,250	$—	$—
Total assets at fair value on a recurring basis	$75,250	$75,250	$—	$—

Warrants:
Public Warrants	$3,588	$3,588	$—	$—
Private Warrants	1,782	—	1,782	—
Total liabilities at fair value on a recurring basis	$5,370	$3,588	$1,782	$—

Note 5. Inventories

A summary of inventories is as follows at December 31 (in thousands):

	2023	2022
Raw materials	$49,366	41,265
Work-in-progress	3,384	1,962
Finished goods	20,272	16,743
Total inventories	$73,022	$59,970

Work-in-progress represents inventory items in intermediate stages of production by third party manufacturers. For the years ended December 31, 2023, 2022, and 2021, net realizable value inventory adjustments and excess and obsolete inventory charges were $21.1 million, $0.8 million and $0.9 million, respectively, and were recognized in cost of product revenue.

Note 6. Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows as of December 31, 2023 and 2022 is as follows:

	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$134,437	$162,561
Restricted cash included within prepaid expenses and other current assets	199	253
Restricted cash included within other non-current assets	4,014	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$138,650	$166,828

In 2021, the Company delivered a $4.0 million letter of credit for the Company’s Burlington, MA lease, secured by a deposit of the same amount with a financial institution that issued the letter of credit. The deposit is classified as restricted cash and included in other non-current assets on the consolidated balance sheets.

In 2022, the Company received $5.5 million as part of an agreement with the Gates Foundation. Due to a legal restriction in the agreement, these funds are classified as restricted cash and included in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2023, the Company has released $5.3 million of the Gates Foundation funds from restricted cash as the Company partially fulfilled its obligations under the agreement.

Note 7. Other Non-Current Assets

Other non-current assets consist of the following at December 31 (in thousands):

	2023	2022
Security deposits	$989	$1,882
Restricted cash	4,014	4,014
Other long-term assets	1,419	1,639
Total other non-current assets	$6,422	$7,535

Note 8. Property, Equipment, and Intangible Assets

Property and equipment, net, are recorded at historical cost and consist of the following at December 31 (in thousands):

	2023	2022
Capitalized internally developed software	$17,722	$14,746
Leasehold improvements	11,102	13,793
Machinery and equipment	9,930	9,663
Furniture and fixtures	2,152	2,121
Construction in progress	2,566	1,937
Other	44	125
	43,516	42,385
Less: accumulated depreciation and amortization	(18,195)	(11,054)
Property and equipment, net	$25,321	$31,331

Total depreciation and amortization expense related to property and equipment amounted to $8.7 million, $5.9 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the Company’s capitalized internally developed software assets, accumulated amortization was $9.4 million and $3.9 million as of December 31, 2023 and 2022, respectively. Amortization expense recognized on these capitalized internally developed software assets was $5.5 million, $3.3 million, and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During 2023, the Company acquired $10.3 million of technology licenses with a weighted-average useful life of 8 years. The Company also recognized a commitment on its consolidated balance sheets related to the acquired technology licenses, with $1.3 million recognized for the current portion in accrued expenses and other current liabilities and $7.6 million recognized for the non-current portion other non-current liabilities as of December 31, 2023. The Company's intangible assets consist of the following at December 31, 2023 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology licenses	$10,317	$—	$10,317

Estimated amortization expense for the Company’s capitalized internally developed software assets and intangible assets over the next five years ended December 31 is as follows (in thousands):

2024	2025	2026	2027	2028
$6,785	$4,018	$1,766	$1,333	$1,128

The Company fully impaired its leasehold improvements related to a lease that was terminated during the third quarter of 2023. The Company recognized an impairment loss of $1.8 million for the year ended December 31, 2023 in operating expenses on the consolidated statements of operations and comprehensive loss. See Note 18, “Leases” for further discussion of the terminated lease. The Company did not recognize any impairment losses for the years ended December 31, 2022 and 2021.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2023	2022
Employee compensation	$9,442	$12,166
Customer deposits	1,613	1,135
Accrued warranty liability	297	287
Non-income tax	1,197	1,442
Professional fees	2,481	3,450
Current portion of operating lease liabilities	2,192	1,926
Other	6,203	5,710
Total accrued expenses and other current liabilities	$23,425	$26,116

Warranty expense activity for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Balance, beginning of period	$873	$1,116	$1,826
Warranty provision charged to operations	276	296	58
Warranty claims	(452)	(539)	(768)
Balance, end of period	$697	$873	$1,116

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

Note 11. Equity Incentive Plan

The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the "2012 Plan") was approved by the Board and the Company’s stockholders in March 2012. In connection with the closing of the Business Combination, the Company has not granted and will not grant any additional awards under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2023, the number of shares of common stock reserved for issuance under the 2012 Plan was 5.4 million.

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

As of December 31, 2023, the number of shares of common stock reserved for issuance under the 2020 Plan was 44.9 million and 20.6 million common shares remain available for issuance under the 2020 Plan.

Stock option activity

Each stock option grant carries varying vesting schedules whereby the options may be exercised at the participant’s sole discretion provided they are an employee, director or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the grant date.

A summary of the stock option activity under the Plans is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at December 31, 2021	16,243,532	8.11	7.63	24,398
Granted	869,778	4.37
Exercised	(1,081,213)	2.76
Forfeited	(3,460,185)	10.43
Outstanding at December 31, 2022	12,571,912	7.67	5.62	1,342
Granted	—	—
Exercised	(180,467)	1.26
Forfeited	(4,952,258)	10.14
Outstanding at December 31, 2023	7,439,187	6.17	4.68	—
Options exercisable at December 31, 2022	9,478,419	7.06	4.75	1,263
Options exercisable at December 31, 2023	6,537,433	5.88	4.37	—

The total intrinsic value excludes those options whereby the stock price does not exceed the exercise price of the option.

Additional information about the Company’s stock option activity during the years ended December 31, 2023, 2022 and 2021 is presented in the table below:

	2023	2022	2021
Cash proceeds from the exercise of stock options (in millions)	$0.2	$3.0	$21.7
Total intrinsic value of stock options exercised (in millions)	0.2	3.6	80.9
Weighted average grant date fair value of options granted	—	2.79	6.47

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

	2023	2022	2021
Risk-free interest rate	3.6% – 3.9%	1.7% – 3.0%	0.6% – 1.4%
Expected dividend yield	0%	0%	0%
Expected term	5.0 years	5.8 years – 6.5 years	5.5 years – 6.2 years
Expected volatility	76%	70% – 73%	51% – 63%

The Company did not grant any stock options during the years ended December 31, 2023. The assumptions for 2023 shown above were used to value the market-based restricted stock units granted in 2023 as described below. The Company did not grant any options to non-employees during the years ended December 31, 2022 and 2021.

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

Subsequent to the closing of the Business Combination, the Company considered the historical stock volatilities of its’ peer companies, the historical volatility of the Company's stock price, and the implied stock price volatility derived from the price of exchange traded options on the Company's stock. Due to the lack of historical and implied volatility data of the Company’s common stock for a significant portion of 2021, the Company primarily estimated the expected volatility using the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock-based awards. During 2023 and 2022, the Company used a combination of the historical and implied volatilities of its own stock and of peer companies as described above.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and non-employees.

Restricted stock unit activity

A summary of the restricted stock unit activity under the Plans is presented in the table below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at December 31, 2021	3,958,825	13.73
Granted	12,076,285	3.98
Vested	(2,947,832)	11.80
Forfeited	(3,125,987)	6.85
Outstanding at December 31, 2022	9,961,291	4.55
Granted	16,082,613	2.23
Vested	(5,418,832)	4.09
Forfeited	(5,055,089)	3.65
Outstanding at December 31, 2023	15,569,983	2.61

The total fair value of the restricted stock units vested was $7.3 million, $10.7 million, and $10.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Included in the table above are performance-based restricted stock units that include certain service conditions in the award. In 2022, the Company granted 0.2 million performance-based restricted stock units to certain executives. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are objective performance metrics defined in the award agreement. An insignificant amount of expense for these awards was recognized during the years ended December 31, 2023 and 2022.

Also included in the table above are market-based restricted stock units that include a service condition. In 2023, the Company granted 1.8 million of these awards to certain executives. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreement. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with similar risk-free interest rate, expected dividend yield, and expected volatility assumptions as those used by the Company for determining the grant date fair value of its stock options. The Company recognized $2.5 million of expense for these awards during the year ended December 31, 2023.

Award accelerations and modifications

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

Stock-based compensation expense

The Company’s stock-based compensation expense for the periods presented was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Research and development	$9,772	$12,834	9,081
Sales and marketing	4,260	5,974	8,074
General and administrative	13,448	23,723	30,643
Total stock-based compensation expense	$27,480	$42,531	$47,798

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards. The Company has capitalized $0.7 million, $1.0 million and $0.4 million of stock-based compensation expense as part of the cost of its capitalized internally developed software assets during the years ended December 31, 2023, 2022 and 2021, respectively.

Total unrecognized stock-based compensation expense as of December 31, 2023 was $33.0 million which will be recognized over the remaining weighted average vesting period of 2.0 years.

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Year ended December 31, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(116,497)	$(17,203)	$(133,700)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(116,497)	$(17,203)	$(133,700)
Denominator:
Weighted-average common shares outstanding	178,958,607	26,426,937	205,385,544
Denominator for basic and diluted net loss per share – weighted-average common stock	178,958,607	26,426,937	205,385,544
Basic and diluted net loss per share	$(0.65)	$(0.65)	$(0.65)

Year ended December 31, 2022
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(146,412)	$(22,311)	$(168,723)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(146,412)	$(22,311)	$(168,723)
Denominator:
Weighted-average common shares outstanding	173,421,449	26,426,937	199,848,386
Denominator for basic and diluted net loss per share – weighted-average common stock	173,421,449	26,426,937	199,848,386
Basic and diluted net loss per share	$(0.84)	$(0.84)	$(0.84)

Year ended December 31, 2021
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(28,048)	$(4,361)	$(32,409)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(28,048)	$(4,361)	$(32,409)
Denominator:
Weighted-average common shares outstanding	150,424,024	23,386,029	173,810,053
Denominator for basic and diluted net loss per share – weighted-average common stock	150,424,024	23,386,029	173,810,053
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.19)

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

Anti-dilutive common equivalent shares were as follows:

	December 31,
	2023	2022	2021
Outstanding options to purchase common stock	7,439,187	12,571,912	16,243,532
Outstanding restricted stock units	15,569,983	9,961,291	3,577,894
Outstanding warrants	20,652,690	20,652,690	20,652,837
Total anti-dilutive common equivalent shares	43,661,860	43,185,893	40,474,263

Note 13. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Federal	$(133,961)	$(169,122)	$(32,706)
Foreign	343	441	418
Loss before provision for income taxes	$(133,618)	$(168,681)	$(32,288)

The Company recorded a tax provision of $0.08 million, $0.04 million and $0.12 million for the years ended December 31, 2023, 2022 and 2021, respectively, due to foreign income and return to provision adjustments. Due to the Company’s loss position domestically, the Company has not recorded a significant federal tax provision for the years ended December 31, 2023, 2022, and 2021.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
Income at US statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	4.65	2.21	15.42
Stock compensation	(2.57)	(5.01)	(10.10)
Change in fair value of warrants	0.71	2.60	104.78
Tax credits	1.74	2.16	12.51
Valuation allowance	(25.47)	(22.91)	(142.86)
Other	(0.12)	(0.08)	(1.13)
	(0.06)%	(0.03)%	(0.38)%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$151,230	$135,733
Tax credits	16,288	14,047
Stock compensation	4,812	3,680
Accruals and reserves	2,061	2,747
Inventory reserve	15,207	8,797
Lease liability	6,114	7,646
Depreciation	2,197	914
Capitalized tax R&E	25,844	15,127
Other	1,581	3,901
Total deferred tax assets	225,334	192,592
Valuation allowance	(221,454)	(187,421)
Total deferred tax assets	3,880	5,171
Deferred tax liabilities
Right-of-use asset	(3,829)	(5,171)
Net deferred tax assets	$51	$—

As of December 31, 2023 and 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $609.8 million and $552.2 million, respectively. As of December 31, 2023 and 2022, the Company had state NOL carryforwards of approximately $407.8 million and $352.9 million, respectively. Of the $609.8 million of federal NOL carryforwards, $73.7 million will begin to expire at various dates in 2031 and $536.1 million may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2031. As of December 31, 2023, the Company also had federal and state tax credits of $14.1 million and $1.9 million, which will begin to expire in 2032 and 2022, respectively.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, companies are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S. based R&E activities must be amortized over five years. Previously, these expenses could be deducted in the year incurred. The implementation of this provision didn’t increase our cash income tax payment in 2023 due to our significant pre-tax net loss.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2022.

The Company’s valuation allowance increased by $34.0 million and $38.7 million for the years ended December 31, 2023 and 2022, respectively, due primarily to the generation of NOLs.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company conducted an ownership analysis under IRC Section 382 based upon publicly available information as of December 31, 2023 and determined that there has not been an ownership change since the last ownership change event on February 12, 2021 that would limit the Company’s utilization of its NOLs and tax credits.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2022, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, there was no significant accrued interest or penalties.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2019 to the present. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

From time to time, the Company applies for government assistance in the form of non-income tax refundable credits based on meeting various eligibility criteria. To account for government assistance, where there is limited GAAP guidance for for-profit entities, the Company analogizes to International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance. Under that standard, the Company recognizes government assistance when there is reasonable assurance that it will comply with the relevant conditions and that the assistance will be received. During the year ended December 31, 2022, the Company received a tax credit paid in cash of $0.9 million under the state of Massachusetts Life Sciences Tax Incentive Program and recorded the receipt as other income (expense), net on the consolidated statements of operations and comprehensive loss. The government grant is subject to claw-back if the Company fails to meet certain targets in the tax year following the time of the award. During the year ended December 31, 2023, the Company determined that it did not ultimately meet the required targets in 2022 and expects to repay the tax credit received. As a result, the Company has accrued $0.9 million for the expected repayment in other non-current liabilities on the consolidated balance sheets as of December 31, 2023 and recognized a corresponding expense in other income (expense), net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Note 14. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. In 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $0.8 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2021.

Note 15. Reductions in Force

During 2022 and 2023, the Company implemented plans designed to better align the Company’s commercial objectives and prioritization with its existing strengths and offerings as well as improve the Company’s efficiency by reducing operating expenses and extending liquidity. In addition to decreasing other operating expenses, these plans included reductions in force announced in July 2022, January 2023, and July 2023 representing approximately 10%, 25%, and 25%

of the Company’s workforce at each announcement date, respectively. For the years ended December 31, 2023 and 2022, the Company incurred $8.7 million and $2.0 million, respectively, of employee severance and benefit costs related to the reductions in force. As of December 31, 2023, $1.1 million of accrued employee severance and benefit costs related to the reductions in force were included in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2022, the amount of accrued employee severance and benefit costs related to the reductions in force included in accrued expenses and other current liabilities on the consolidated balance sheets was not significant.

Note 16. Warrants

Public Warrants

The Company issued Public Warrants and Private Warrants in connection with its IPO during the year ended December 31, 2020. As of December 31, 2023, there were an aggregate of 13,799,357 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. During the years ended December 31, 2023, 2022, and 2021, the amount of exercises of Public Warrants was not significant. The amount reclassified into equity upon the exercise of the Public Warrants was not significant.

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

Private Warrants

As of December 31, 2023, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The Company recognized gains of $4.5 million, $20.9 million, and  $161.1 million as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021.

Note 17. Leases

The Company primarily enters into leases for office space that are classified as operating leases.  Most leases are not cancelable prior to their expiration.

The Company terminated one of its operating leases for office space and modified another during the third quarter of 2023 that increased its lease payments by $0.2 million. The Company recognized a total decrease of $4.2 million to operating lease assets, $0.7 million to the current portion of operating lease liabilities included in accrued expenses and other current liabilities, and $4.7 million to the non-current portion of operating lease liabilities on the consolidated balance sheets for the lease termination and lease modification. As part of the lease termination, the Company agreed to forfeit a $0.9 million security deposit included in other non-current assets on the consolidated balance sheets. The Company recognized a $0.2 million gain on lease termination within operating expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

The following table presents the components of operating lease cost for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Operating lease cost	$3,206	$4,300	$2,927
Short-term lease cost	73	249	287
Variable lease cost	317	353	100
Total operating lease cost	$3,596	$4,902	$3,314

The expected maturities related to the Company’s leases with initial non-cancellable lease terms in excess of one year as of December 31, 2023 are as follows:

Year ended December 31,	Operating Lease Payments
2024	$3,559
2025	3,664
2026	3,749
2027	3,835
2028	3,921
2029 and thereafter	12,809
Total gross operating lease payments	31,537
Less: imputed interest	(6,510)
Total operating lease liabilities, reflecting the present value of net lease payments	$25,027

Additional information related to operating leases is presented as follows:

	December 31,
	2023	2022	2021
Weighted average remaining lease term (in years)	8.4	8.8	9.4
Weighted average discount rate	5.9%	5.5%	5.5%

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,121	$2,042	$1,012
Non-cash activities involving right-of-use assets and lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	13,929
Derecognition of right-of-use assets	4,163	—	—
Derecognition of operating lease liabilities	5,401	—	—

Note 18. Commitments and Contingencies

Commitments

Purchase commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of December 31, 2023, the aggregate amount of minimum inventory purchase commitments is $14.8 million and the Company has a vendor advance asset of $1.4 million, net of write-downs, and an insignificant accrued purchase commitment liability. The portion of the balances that is expected to be utilized in the next twelve months is included in current assets and current liabilities in the accompanying consolidated balance sheets.

The Company applied the guidance in ASC Topic 330, Inventory, to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors and market and industry trends. There were no significant changes to the purchase commitment liability assessment factors during the years ended December 31, 2023 and 2022, and therefore no related change in the accrual and loss for the purchase commitment was recognized. During the year ended December 31, 2021, due to changes to the purchase commitment liability assessment factors, the Company recognized net losses, write-downs of the vendor advance, and additional accrued liability for the vendor purchase commitment. For the year ended December 31, 2021, the Company recognized a net loss of $14.0 million comprising a $2.3 million write-down of the vendor advance and $11.7 million of additional accrued purchase commitment liability.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write-down is recorded at zero value. During the year ended December 31, 2023, the Company utilized $2.0 million of the accrued purchase commitment liability and $0 of the vendor advance that was previously written down to acquire such E&O inventory. During the year ended December 31, 2022, the Company utilized $17.4 million of the accrued purchase commitment liability and $15.1 million of the vendor advance that was previously written down to acquire such E&O inventory.

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

On March 9, 2022, Fujifilm filed a complaint against the Company, styled Fujifilm Sonosite, Inc. v. Butterfly Network, Inc. in the United States District Court for the District of Delaware. The complaint alleged that the iQ and iQ+ ultrasound probes, hard carrying case, and mobile device application software infringe certain patents purportedly owned by Fujifilm. During the third quarter of 2023, the Company recognized $1.6 million for the potential loss in other on the consolidated statements of operations and comprehensive loss. The Company resolved the complaint with Fujifilm during the fourth quarter of 2023 with no change to the estimated loss previously recognized.

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant. On November 28, 2023, a stockholder derivative action, styled Bhavsar v. Todd M. Fruchterman, et al. was filed in the United States District Court for the District of Delaware against the Board of Directors and the Company as nominal defendant. The actions allege violation of Section 14(a) of the Exchange Act, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting and gross mismanagement. The lawsuits are premised upon allegedly inadequate internal controls, purportedly misleading representations regarding the Company’s financial condition and business prospects, and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against these actions. The lawsuits seek unspecified damages, disgorgement and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the actions. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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