Form 10-Q
period 2024-03-31
Butterfly Network, Inc.
filed 2024-05-01
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 22, 2024, the registrant had 184,280,929 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “Butterfly” mean Butterfly Network, Inc. and our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, our plans, strategies, and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

These statements may be preceded by, followed by, or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions relating to, among other things:

●	our growth depends on our ability to attract and retain customers;
●	our business could be harmed if we fail to manage our growth effectively;
●	our projections are subject to risks, assumptions, estimates, and uncertainties;
●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
●	the pricing of our products and services, and reimbursement for medical procedures conducted using our products and services;
●	changes in applicable laws or regulations;
●	failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition;
●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange; and
●	economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, and results of operations.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission (“SEC”). The risks described under the caption “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$112,652	$134,437
Accounts receivable, net	13,914	13,418
Inventories	74,494	73,022
Current portion of vendor advances	3,979	2,815
Prepaid expenses and other current assets	8,234	7,571
Total current assets	213,273	231,263
Property and equipment, net	24,425	25,321
Intangible assets, net	9,967	10,317
Non-current portion of vendor advances	15,169	15,276
Operating lease assets	15,325	15,675
Other non-current assets	6,129	6,422
Total assets	$284,288	$304,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,808	$5,090
Deferred revenue, current	14,464	15,625
Accrued purchase commitments, current	131	131
Accrued expenses and other current liabilities	21,139	23,425
Total current liabilities	41,542	44,271
Deferred revenue, non-current	7,217	7,394
Warrant liabilities	1,033	826
Operating lease liabilities	22,252	22,835
Other non-current liabilities	8,240	8,895
Total liabilities	80,284	84,221
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at March 31, 2024 and December 31, 2023; 184,214,377 and 181,221,794 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	18	18
Class B common stock $.0001 par value; 27,000,000 shares authorized at March 31, 2024 and December 31, 2023; 26,426,937 shares issued and outstanding at March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	955,382	949,670
Accumulated deficit	(751,399)	(729,638)
Total stockholders’ equity	204,004	220,053
Total liabilities and stockholders’ equity	$284,288	$304,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue:
Product	$11,291	$8,848
Software and other services	6,365	6,628
Total revenue	17,656	15,476
Cost of revenue:
Product	5,096	4,349
Software and other services	2,284	2,038
Total cost of revenue	7,380	6,387
Gross profit	10,276	9,089
Operating expenses:
Research and development	10,720	16,651
Sales and marketing	10,378	10,034
General and administrative	10,442	11,019
Other	1,357	6,432
Total operating expenses	32,897	44,136
Loss from operations	(22,621)	(35,047)
Interest income	1,511	1,784
Interest expense	(300)	—
Change in fair value of warrant liabilities	(207)	(207)
Other (expense) income, net	(141)	17
Loss before provision for income taxes	(21,758)	(33,453)
Provision for income taxes	3	87
Net loss and comprehensive loss	$(21,761)	$(33,540)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.10)	$(0.17)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	208,873,449	202,565,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2024

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2023	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053
Net loss	—	—	—	—	—	(21,761)	(21,761)
Common stock issued upon vesting of restricted stock units	2,992,583	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,712	—	5,712
March 31, 2024	184,214,377	$18	26,426,937	$3	$955,382	$(751,399)	$204,004

Three months ended March 31, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(33,540)	(33,540)
Common stock issued upon vesting of restricted stock units	2,908,543	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	4,326	—	4,326
March 31, 2023	177,368,499	$18	26,426,937	$3	$925,604	$(629,478)	$296,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,761)	$(33,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	2,584	2,111
Non-cash interest expense	299	—
Write-down of inventories	(81)	—
Stock-based compensation expense	5,524	4,185
Change in fair value of warrant liabilities	207	207
Other	244	(708)
Changes in operating assets and liabilities:
Accounts receivable	(751)	1,077
Inventories	(1,391)	(9,437)
Prepaid expenses and other assets	(376)	(3,175)
Vendor advances	(1,057)	2,260
Accounts payable	703	(1,561)
Deferred revenue	(1,338)	(1,536)
Accrued purchase commitments	—	(1,615)
Change in operating lease assets and liabilities	(163)	175
Accrued expenses and other liabilities	(3,310)	(1,695)
Net cash used in operating activities	(20,667)	(43,252)

Cash flows from investing activities:
Purchases of marketable securities	—	(297)
Sales of marketable securities	—	76,484
Purchases of property, equipment, and intangible assets, including capitalized software	(1,138)	(1,342)
Sales of property and equipment	—	10
Net cash (used in) provided by investing activities	(1,138)	74,855

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,805)	31,603
Cash, cash equivalents, and restricted cash, beginning of period	138,650	166,828
Cash, cash equivalents, and restricted cash, end of period	$116,845	$198,431

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

The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.

The Company has incurred net losses and negative cash flows from operating activities in each year since inception, and we expect to continue to incur losses for at least the next few years. The Company expects its cash and cash equivalents of $112.7 million at March 31, 2024 will be sufficient to fund operations and capital requirements for at least the next twelve months from the date the condensed consolidated financial statements are issued. We may need to satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit or partnerships, or a combination of one or more of these sources.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2023 Annual Report on Form 10-K. All intercompany balances and transactions are eliminated upon consolidation.

The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP for annual reporting.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of March 31, 2024, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.

As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2024 and 2023.

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

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions about future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2023.

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

	Three months ended March 31,
	2024	2023
Employment-related expenses	$(56)	$3,618
Legal-related expenses	1,413	2,814
Total other	$1,357	$6,432

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

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of	Three months ended March 31,
	Recognition	2024	2023
By product type:
Devices and accessories	Point-in-time	$11,291	$8,848
Software and other services	Over time	6,365	6,628
Total revenue		$17,656	$15,476

By geographical market:
United States		$13,737	$12,005
International		3,919	3,471
Total revenue		$17,656	$15,476

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for sales on credit of product, software, and other services. The allowance for doubtful accounts was $2.0 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized $6.0 million and $6.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2024 and December 31, 2023, the Company had $32.7 million and $32.0 million, respectively, of remaining performance obligations. As of March 31, 2024, the Company expects to recognize 59% of its remaining performance obligations as revenue in the next twelve months and an additional 41% thereafter.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term or on-demand nature of these instruments.

There were no transfers between fair value measurement levels during the periods ended March 31, 2024 and December 31, 2023.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of March 31, 2024, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2024:
Warrants:
Public Warrants	$690	$690	$—	$—
Private Warrants	343	—	343	—
Total liabilities at fair value on a recurring basis	$1,033	$690	$343	$—

December 31, 2023:
Warrants:
Public Warrants	$552	$552	$—	$—
Private Warrants	274	—	274	—
Total liabilities at fair value on a recurring basis	$826	$552	$274	$—

Note 5. Inventories

The following table summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$49,692	49,366
Work-in-progress	2,587	3,384
Finished goods	22,215	20,272
Total inventories	$74,494	$73,022

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three months ended March 31, 2024 and 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net (in thousands):

	March 31,	December 31,
	2024	2023
Property and equipment, gross	$44,663	$43,516
Less: accumulated depreciation and amortization	(20,238)	(18,195)
Property and equipment, net	$24,425	$25,321

Note 7. Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$112,652	$193,808
Restricted cash included within prepaid expenses and other current assets	179	609
Restricted cash included within other non-current assets	4,014	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$116,845	$198,431

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

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Employee compensation	$5,002	$9,442
Customer deposits	1,751	1,613
Accrued warranty liability	289	297
Non-income tax	2,118	1,197
Professional fees	3,705	2,481
Current portion of operating lease liabilities	2,262	2,192
Other	6,012	6,203
Total accrued expenses and other current liabilities	$21,139	$23,425

The following table summarizes warranty expense activity (in thousands):

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$697	$873
Warranty provision charged to operations	96	(44)
Warranty claims	(149)	(35)
Balance, end of period	$644	$794

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.

Note 9. Equity Incentive Plans

For the three months ended March 31, 2024, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2024, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2024.

Stock Option Activity

The following table summarizes the changes in the Company’s outstanding stock options:

Number of
Options
Outstanding at December 31, 2023	7,439,187
Granted	—
Exercised	—
Forfeited	(288,029)
Outstanding at March 31, 2024	7,151,158

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted Stock Unit Activity

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of
RSUs
Outstanding at December 31, 2023	15,569,983
Granted	10,600,519
Vested	(2,992,583)
Forfeited	(205,422)
Outstanding at March 31, 2024	22,972,497

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined based on the fair market value of the Company’s Class A common stock on the grant date.

Included in the table above are market-based RSUs granted in 2023 that include a service condition. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreement.

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

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$2,019	$2,194
Sales and marketing	1,107	621
General and administrative	2,398	1,370
Total stock-based compensation expense	$5,524	$4,185

Prior period stock-based compensation expense that was classified as cost of revenue is now included in research and development due to the amount being insignificant.

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended March 31, 2024
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(19,008)	$(2,753)	$(21,761)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(19,008)	$(2,753)	$(21,761)
Denominator:
Weighted-average common shares outstanding	182,446,512	26,426,937	208,873,449
Denominator for basic and diluted net loss per share – weighted-average common stock	182,446,512	26,426,937	208,873,449
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.10)

Three months ended March 31, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(29,164)	$(4,376)	$(33,540)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(29,164)	$(4,376)	$(33,540)
Denominator:
Weighted-average common shares outstanding	176,138,940	26,426,937	202,565,877
Denominator for basic and diluted net loss per share – weighted-average common stock	176,138,940	26,426,937	202,565,877
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.17)

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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	March 31,
	2024	2023
Outstanding options to purchase common stock	7,151,158	10,358,769
Outstanding restricted stock units	22,972,497	16,250,193
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	50,776,345	47,261,652

Note 11. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2024 and 2023, expenses for matching 401(k) contributions were $0.2 million and $0.2 million, respectively.

Note 12. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended March 31, 2024 and 2023, total lease cost was $0.7 million and $1.0 million, respectively. Total lease cost was primarily composed of operating lease costs.

Purchase Commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of March 31, 2024, the aggregate amount of minimum inventory purchase commitments is $12.5 million, and the Company has a vendor advance asset of $1.3 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three months ended March 31, 2024 and 2023, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three months ended March 31, 2024, the Company did not acquire a significant amount of such E&O inventory. During the three months ended March 31, 2023, the Company utilized $1.6 million of the accrued purchase commitment liability and $4.5 million of the vendor advance that was previously written down to acquire such E&O inventory.

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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey. The claims are against the Company and certain of its directors and previous management as well as Longview and member of its then board of directors, alleging that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. was filed in the United States District Court for the District of Delaware against the Company’s board of directors and the Company as nominal defendant. On November 28, 2023, a stockholder derivative action, styled Bhavsar v. Todd M. Fruchterman, et al. was filed in the United States District Court for the District of Delaware against the board of directors and the Company as nominal defendant. Both these actions allege violation of Section 14(a) of the Exchange Act, as amended, and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. The lawsuits are premised upon allegedly inadequate internal controls and purportedly misleading representations regarding the Company’s financial condition, business prospects, and the Company’s November 2021 earnings announcement.  The Company intends to vigorously defend against these actions. The lawsuit seeks unspecified damages, disgorgement, and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in our 2023 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the caption “Risk Factors” in Item 1A of Part I of our 2023 Annual Report on Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q as filed with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

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

Units fulfilled increased by 768 units, or 21.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, with increased device sales volume in the U.S. and internationally for both our established iQ+ probes and our newly launched iQ3 probes.

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

Software and other services mix decreased by 6.7 percentage points, to 36.1% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is due to the recent launch of our new iQ3 probe and an increase in device sales during the current year.

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

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs, and outside services. Outside services consist of professional services, legal fees, and other professional fees.

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

	Three months ended March 31,
	2024		2023
		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue
Revenue:
Product	$11,291	63.9%	$8,848	57.2%
Software and other services	6,365	36.1	6,628	42.8
Total revenue	17,656	100.0	15,476	100.0
Cost of revenue:
Product	5,096	28.9	4,349	28.1
Software and other services	2,284	12.9	2,038	13.2
Total cost of revenue	7,380	41.8	6,387	41.3
Gross profit	10,276	58.2	9,089	58.7
Operating expenses:
Research and development	10,720	60.7	16,651	107.6
Sales and marketing	10,378	58.8	10,034	64.8
General and administrative	10,442	59.1	11,019	71.2
Other	1,357	7.7	6,432	41.6
Total operating expenses	32,897	186.3	44,136	285.2
Loss from operations	(22,621)	(128.1)	(35,047)	(226.5)
Interest income	1,511	8.6	1,784	11.5
Interest expense	(300)	(1.7)	—	—
Change in fair value of warrant liabilities	(207)	(1.2)	(207)	(1.3)
Other (expense) income, net	(141)	(0.8)	17	0.1
Loss before provision for income taxes	(21,758)	(123.2)	(33,453)	(216.2)
Provision for income taxes	3	0.0	87	0.6
Net loss and comprehensive loss	$(21,761)	(123.2)%	$(33,540)	(216.7)%

Comparison of the three months ended March 31, 2024 and 2023

Revenue

	Three months ended March 31,
(in thousands)	2024	2023	Change	% Change
Product	$11,291	$8,848	$2,443	27.6%
Software and other services	6,365	6,628	(263)	(4.0)
	$17,656	$15,476	$2,180	14.1%

Product revenue increased by $2.4 million, or 27.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by higher device sales across nearly all of our sales channels, including the launch of our next-generation iQ3 probe and its higher selling price.

Software and other services revenue decreased by $0.3 million, or 4.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by lower renewals of individual subscriptions, partially offset by higher enterprise software sales. Enterprise as a percentage of software sales increased by 9 percentage points year-over-year.

Cost of revenue

	Three months ended March 31,
(in thousands)	2024	2023	Change	% Change
Product	$5,096	$4,349	$747	17.2%
Software and other services	2,284	2,038	246	12.1
	$7,380	$6,387	$993	15.5%
Percentage of revenue	41.8%	41.3%

Cost of product revenue increased by $0.7 million, or 17.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by higher device sales in the current year. Cost of software and other services revenue was higher for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 largely due to increased software amortization of $0.2 million.

Research and development

	Three months ended March 31,
(in thousands)	2024	2023	Change	% Change
Research and development	$10,720	$16,651	$(5,931)	(35.6)%
Percentage of revenue	60.7%	107.6%

Research and development expenses decreased by $5.9 million, or 35.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by reductions of $4.4 million in personnel costs resulting from our reduction in force in July 2023, $0.8 million in engineering and software costs, and $0.3 million in consulting fees resulting from continued execution of our plan announced to better align our commercial objectives and prioritization with our existing strengths and offerings.

Sales and marketing

	Three months ended March 31,
(in thousands)	2024	2023	Change	% Change
Sales and marketing	$10,378	$10,034	$344	3.4%
Percentage of revenue	58.8%	64.8%

Sales and marketing expenses increased by $0.3 million, or 3.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by a $0.3 million increase in marketing expenses related to the launch of our new iQ3 probe in February 2024.

General and administrative

	Three months ended March 31,
(in thousands)	2024	2023	Change	% Change
General and administrative	$10,442	$11,019	$(577)	(5.2)%
Percentage of revenue	59.1%	71.2%

General and administrative expenses decreased by $0.6 million, or 5.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by reductions of $1.5 million in personnel costs resulting from our reductions in force over the past year, partially offset by an increase of $1.0 million in stock-based compensation expense due to a prior year adjustment.

Other

	Three months ended March 31,
(in thousands)	2024	2023	Change	% Change
Other	$1,357	$6,432	$(5,075)	(78.9)%
Percentage of revenue	7.7%	41.6%

Other decreased by $5.1 million, or 78.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by the nonrecurrence of $3.7 million of employee severance and benefits costs related to our January 2023 reduction in force that were incurred in the prior year and a reduction of $1.4 million in legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.

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

During the three months ended March 31, 2024, the Company utilized $21.8 million of cash and cash equivalents. In the first quarter, we paid $6.3 million of bonuses and $1.4 million of legal payments due to litigation and other legal matters. As of March 31, 2024, our cash and cash equivalents balance was $112.7 million. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

As of March 31, 2024, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease. In addition, we have restricted cash of $0.2 million for an agreement with the Gates Foundation. The restriction is expected to lapse as we fulfill our obligations in the agreement with the Gates Foundation.

Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and inventory supply agreements. Our fixed office lease payment obligations were $30.7 million as of March 31, 2024, with $3.6 million payable within the next 12 months. Our fixed technology license payment obligations were $15.5 million as of March 31, 2024, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements were $12.5 million as of March 31, 2024, with $9.0 million payable within the next 12 months. We expect to pay for approximately 15% of the amount payable within the next 12 months using vendor advances.

As of March 31, 2024, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash flows

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(20,667)	$(43,252)
Net cash (used in) provided by investing activities	(1,138)	74,855
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(21,805)	$31,603

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.

Net cash used in operating activities decreased by $22.6 million, or 52.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was driven by reductions of $14.8 million in net loss adjusted for certain non-cash items and $7.9 million in net working capital cash usage. The decrease in net loss adjusted for certain non-cash items was primarily driven by a reduction of $11.8 million in net loss and higher adjustments for stock-based compensation expense and other non-cash items. The decrease in net working capital cash usage was primarily driven by reductions of $6.3 million in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments, $2.8 million in cash used for changes in our prepaid expenses and other assets, and $0.7 million in cash used for changes in accounts payable and accrued expenses, partially offset by a $1.8 million increase in cash used for changes in accounts receivable.

Net cash used in investing activities

Net cash provided by investing activities decreased by $76.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the sale of our marketable securities in 2023.

Net cash provided by financing activities

We did not have any significant financing activities during the three months ended March 31, 2024 and 2023.

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

For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates disclosed in our 2023 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of March 31, 2024. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operating Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and may in the future be subject to legal proceedings, claims, and regulatory actions arising in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain.

For more information about our legal proceedings and this item, see Note 12 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BUTTERFLY NETWORK, INC.

Date: May 1, 2024	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

Date: May 1, 2024	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer