Form 10-Q
period 2024-06-30
Butterfly Network, Inc.
filed 2024-08-01
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 18, 2024, the registrant had 186,147,353 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$102,051	$134,437
Accounts receivable, net	16,113	13,418
Inventories	74,175	73,022
Current portion of vendor advances	4,302	2,815
Prepaid expenses and other current assets	7,836	7,571
Total current assets	204,477	231,263
Property and equipment, net	22,967	25,321
Intangible assets, net	9,617	10,317
Non-current portion of vendor advances	15,185	15,276
Operating lease assets	14,970	15,675
Other non-current assets	5,851	6,422
Total assets	$273,067	$304,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,514	$5,090
Deferred revenue, current	14,751	15,625
Accrued purchase commitments, current	131	131
Accrued expenses and other current liabilities	21,386	23,425
Total current liabilities	40,782	44,271
Deferred revenue, non-current	7,360	7,394
Warrant liabilities	413	826
Operating lease liabilities	21,652	22,835
Other non-current liabilities	8,580	8,895
Total liabilities	78,787	84,221
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at June 30, 2024 and December 31, 2023; 186,037,697 and 181,221,794 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	18
Class B common stock $.0001 par value; 27,000,000 shares authorized at June 30, 2024 and December 31, 2023; 26,426,937 shares issued and outstanding at June 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	961,363	949,670
Accumulated deficit	(767,105)	(729,638)
Total stockholders’ equity	194,280	220,053
Total liabilities and stockholders’ equity	$273,067	$304,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$14,648	$12,273	$25,939	$21,121
Software and other services	6,839	6,214	13,204	12,842
Total revenue	21,487	18,487	39,143	33,963
Cost of revenue:
Product	6,579	5,487	11,674	9,836
Software and other services	2,322	2,078	4,606	4,116
Total cost of revenue	8,901	7,565	16,280	13,952
Gross profit	12,586	10,922	22,863	20,011
Operating expenses:
Research and development	9,411	15,626	20,131	32,277
Sales and marketing	9,728	9,728	20,106	19,761
General and administrative	10,073	14,660	20,514	25,678
Other	606	2,172	1,964	8,605
Total operating expenses	29,818	42,186	62,715	86,321
Loss from operations	(17,232)	(31,264)	(39,852)	(66,310)
Interest income	1,291	2,027	2,802	3,811
Interest expense	(309)	—	(609)	—
Change in fair value of warrant liabilities	620	620	413	413
Other expense, net	(59)	(60)	(201)	(44)
Loss before provision for income taxes	(15,689)	(28,677)	(37,447)	(62,130)
Provision (benefit) for income taxes	17	(6)	20	81
Net loss and comprehensive loss	$(15,706)	$(28,671)	$(37,467)	$(62,211)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.07)	$(0.14)	$(0.18)	$(0.31)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	211,663,554	204,895,341	210,268,501	203,737,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2024

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2024	184,214,377	$18	26,426,937	$3	$955,382	$(751,399)	$204,004
Net loss	—	—	—	—	—	(15,706)	(15,706)
Common stock issued upon vesting of restricted stock units	1,823,320	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	5,981	—	5,981
June 30, 2024	186,037,697	$19	26,426,937	$3	$961,363	$(767,105)	$194,280

Three months ended June 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
March 31, 2023	177,368,499	$18	26,426,937	$3	$925,604	$(629,478)	$296,147
Net loss	—	—	—	—	—	(28,671)	(28,671)
Common stock issued upon exercise of stock options	124,660	—	—	—	136	—	136
Common stock issued upon vesting of restricted stock units	2,227,759	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,093	—	10,093
June 30, 2023	179,720,918	$18	26,426,937	$3	$935,833	$(658,149)	$277,705

Six months ended June 30, 2024

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2023	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053
Net loss	—	—	—	—	—	(37,467)	(37,467)
Common stock issued upon vesting of restricted stock units	4,815,903	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	11,693	—	11,693
June 30, 2024	186,037,697	$19	26,426,937	$3	$961,363	$(767,105)	$194,280

Six months ended June 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(62,211)	(62,211)
Common stock issued upon exercise of stock options	124,660	—	—	—	136	—	136
Common stock issued upon vesting of restricted stock units	5,136,302	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	14,419	—	14,419
June 30, 2023	179,720,918	$18	26,426,937	$3	$935,833	$(658,149)	$277,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,467)	$(62,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	5,217	4,305
Non-cash interest expense	607	—
Write-down of inventories	(81)	—
Stock-based compensation expense	11,383	14,109
Change in fair value of warrant liabilities	(413)	(413)
Other	462	(651)
Changes in operating assets and liabilities:
Accounts receivable	(3,165)	(3,293)
Inventories	(1,072)	(26,855)
Prepaid expenses and other assets	165	(615)
Vendor advances	(1,396)	9,534
Accounts payable	(587)	1,390
Deferred revenue	(908)	(1,062)
Accrued purchase commitments	—	(1,615)
Change in operating lease assets and liabilities	(348)	196
Accrued expenses and other liabilities	(3,064)	(2,557)
Net cash used in operating activities	(30,667)	(69,738)

Cash flows from investing activities:
Purchases of marketable securities	—	(297)
Sales of marketable securities	—	76,484
Purchases of property, equipment, and intangible assets, including capitalized software	(1,872)	(2,223)
Sales of property and equipment	35	10
Net cash (used in) provided by investing activities	(1,837)	73,974

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	136
Net cash provided by financing activities	—	136
Net (decrease) increase in cash, cash equivalents, and restricted cash	(32,504)	4,372
Cash, cash equivalents, and restricted cash, beginning of period	138,650	166,828
Cash, cash equivalents, and restricted cash, end of period	$106,146	$171,200

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

The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.

The Company has incurred net losses and negative cash flows from operating activities in each year since inception, and we expect to continue to incur losses for at least the next few years. The Company expects its cash and cash equivalents of $102.1 million at June 30, 2024 will be sufficient to fund operations and capital requirements for at least the next twelve months from the date the condensed consolidated financial statements are issued. We may need to satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit or partnerships, or a combination of one or more of these sources.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of June 30, 2024, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.

As of June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2024 and 2023.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Employment-related expenses	$26	$261	$(30)	$3,879
Legal-related expenses	580	1,911	1,994	4,726
Total other	$606	$2,172	$1,964	$8,605

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

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of	Three months ended June 30,		Six months ended June 30,
	Recognition	2024	2023	2024	2023
By product type:
Devices and accessories	Point-in-time	$14,648	$12,273	$25,939	$21,121
Software and other services	Over time	6,839	6,214	13,204	12,842
Total revenue		$21,487	$18,487	$39,143	$33,963

By geographical market:
United States		$17,039	$15,491	$30,775	$27,496
International		4,448	2,996	8,368	6,467
Total revenue		$21,487	$18,487	$39,143	$33,963

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for sales on credit of product, software, and other services. The allowance for doubtful accounts was $2.2 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized $6.1 million and $6.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the six months ended June 30, 2024 and 2023, the Company recognized $11.1 million and $11.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2024 and December 31, 2023, the Company had $31.7 million and $32.0 million, respectively, of remaining performance obligations. As of June 30, 2024, the Company expects to recognize 60% of its remaining performance obligations as revenue in the next twelve months and an additional 40% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended June 30, 2024 and December 31, 2023.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of June 30, 2024, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024 and 2023, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2024:
Warrants:
Public Warrants	$276	$276	$—	$—
Private Warrants	137	—	137	—
Total liabilities at fair value on a recurring basis	$413	$276	$137	$—

December 31, 2023:
Warrants:
Public Warrants	$552	$552	$—	$—
Private Warrants	274	—	274	—
Total liabilities at fair value on a recurring basis	$826	$552	$274	$—

Note 5. Inventories

The following table summarizes the Company’s inventories (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$49,572	$49,366
Work-in-progress	2,951	3,384
Finished goods	21,652	20,272
Total inventories	$74,175	$73,022

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and six months ended June 30, 2024 and 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net (in thousands):

	June 30,	December 31,
	2024	2023
Property and equipment, gross	$45,486	$43,516
Less: accumulated depreciation and amortization	(22,519)	(18,195)
Property and equipment, net	$22,967	$25,321

Note 7. Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$102,051	$166,806
Restricted cash included within prepaid expenses and other current assets	80	380
Restricted cash included within other non-current assets	4,015	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$106,146	$171,200

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

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Employee compensation	$5,571	$9,442
Customer deposits	1,767	1,613
Accrued warranty liability	382	297
Non-income tax	2,074	1,197
Professional fees	3,146	2,481
Current portion of operating lease liabilities	2,322	2,192
Other	6,124	6,203
Total accrued expenses and other current liabilities	$21,386	$23,425

The following table summarizes warranty expense activity (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$644	$794	$697	$873
Warranty provision charged to operations	387	(7)	483	(51)
Warranty claims	(219)	—	(368)	(35)
Balance, end of period	$812	$787	$812	$787

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.

Note 9. Stock-Based Compensation

Equity Incentive Plans

For the three and six months ended June 30, 2024, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2024, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2024.

Stock Option Activity

The following table summarizes the changes in the Company’s outstanding stock options:

Number of
Options
Outstanding at December 31, 2023	7,439,187
Granted	—
Exercised	—
Forfeited	(416,448)
Outstanding at June 30, 2024	7,022,739

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted Stock Unit Activity

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of
RSUs
Outstanding at December 31, 2023	15,569,983
Granted	11,713,683
Vested	(4,815,903)
Forfeited	(523,363)
Outstanding at June 30, 2024	21,944,400

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

Employee Stock Purchase Plan

The Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of common stock initially reserved and available for issuance. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases occurring on the last business day in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. As of June 30, 2024, no options have been granted, and no shares of common stock have been issued under the ESPP.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$1,943	$3,197	3,962	5,391
Sales and marketing	1,155	1,316	2,262	1,937
General and administrative	2,760	5,411	5,159	6,781
Total stock-based compensation expense	$5,858	$9,924	$11,383	$14,109

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended June 30, 2024
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(13,745)	$(1,961)	$(15,706)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(13,745)	$(1,961)	$(15,706)
Denominator:
Weighted-average common shares outstanding	185,236,617	26,426,937	211,663,554
Denominator for basic and diluted net loss per share – weighted-average common stock	185,236,617	26,426,937	211,663,554
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.07)

Three months ended June 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(24,973)	$(3,698)	$(28,671)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(24,973)	$(3,698)	$(28,671)
Denominator:
Weighted-average common shares outstanding	178,468,404	26,426,937	204,895,341
Denominator for basic and diluted net loss per share – weighted-average common stock	178,468,404	26,426,937	204,895,341
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.14)

Six months ended June 30, 2024
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(32,758)	$(4,709)	$(37,467)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(32,758)	$(4,709)	$(37,467)
Denominator:
Weighted-average common shares outstanding	183,841,564	26,426,937	210,268,501
Denominator for basic and diluted net loss per share – weighted-average common stock	183,841,564	26,426,937	210,268,501
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.18)

Six months ended June 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(54,142)	$(8,069)	$(62,211)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(54,142)	$(8,069)	$(62,211)
Denominator:
Weighted-average common shares outstanding	177,310,107	26,426,937	203,737,044
Denominator for basic and diluted net loss per share – weighted-average common stock	177,310,107	26,426,937	203,737,044
Basic and diluted net loss per share	$(0.31)	$(0.31)	$(0.31)

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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	June 30,
	2024	2023
Outstanding options to purchase common stock	7,022,739	9,262,296
Outstanding restricted stock units	21,944,400	17,738,585
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	49,619,829	47,653,571

Note 11. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2024 and 2023, expenses for matching 401(k) contributions were $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, expenses for matching 401(k) contributions were $0.3 million and $0.5 million, respectively.

Note 12. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended June 30, 2024 and 2023, total lease cost was $0.7 million and $1.0 million, respectively. For the six months ended June 30, 2024 and 2023, total lease cost was $1.5 million and $2.0 million, respectively. Total lease cost was primarily composed of operating lease costs.

Purchase Commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of June 30, 2024, the aggregate amount of minimum inventory purchase commitments is $10.3 million, and the Company has a vendor advance asset of $1.8 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and six months ended June 30, 2024, the Company did not acquire a significant amount of such E&O inventory. During the three months ended June 30, 2023, the Company did not acquire a significant amount of such E&O inventory. During the six months ended June 30, 2023, the Company utilized $1.6 million of the accrued purchase commitment liability and $4.5 million of the vendor advance that was previously written down to acquire such E&O inventory.

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

Note 13. Subsequent Events

On July 1, 2024, the Company entered into an agreement with a third-party global technology and business transformation partner to optimize and lower the cost of certain non-specialized technical functions. With this agreement, the Company will have tightly knit teams located across the globe and increased access to talent. As part of the transition into this new partnership, a portion of the Company's workforce will be in lower-cost geographies, resulting in estimated annual cost savings of approximately $10 million. The Company estimates it will incur approximately $2.6 million of transition costs and $0.9 million of severance for impacted employees that continue providing transition services to the Company. These costs will be recognized in the second half of 2024, but the cash payment will be deferred and paid ratably starting in July 2025 through the end of 2028.

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

Since 2022, we have taken significant actions to reduce our cost of operations and extend our cash runway and have reduced our annual cash requirements by approximately $180 million, to less than $50 million annually. As such, we conservatively expect our cash to last into 2027. As we look forward, we expect to continue to invest in our business in order to grow revenue. Before we reach 2027, we expect to raise capital in order to reach profitability. We expect to first seek nondilutive capital in the form of grants or debt and then potentially in the form of equity securities.

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

Units fulfilled increased by 192 units, or 3.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was led by international where volume more than doubled from the onboarding of several new distribution territories. In the U.S., volume was lower due to two large medical school deployments that occurred in the prior year and did not repeat in 2024, partially offset by higher volume from the launch of the iQ3. Excluding the prior-year larger medical school deployments, volume increased 37%.

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

Software and other services mix decreased by 1.8 percentage points, to 31.8% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Although our software and other services revenue increased in the current year, our software and other services mix decreased due to the even larger increase in product revenue realized in the current year.

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

Over time, as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales. In 2024, due to the launch of our next generation iQ3 device, we are expecting our software and other services as a percentage of total revenue to remain flat or decrease.

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

Cost of software and other services revenue consists of personnel costs, cloud hosting costs, and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our device, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards software and other services. We plan to continue to invest additional resources to expand and further develop our SaaS and other service offerings.

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

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities-related expenses, and outside services. Outside services consist of professional services, legal fees, and other professional fees.

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

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$14,648	68.2%	$12,273	66.4%	$25,939	66.3%	$21,121	62.2%
Software and other services	6,839	31.8	6,214	33.6	13,204	33.7	12,842	37.8
Total revenue	21,487	100.0	18,487	100.0	39,143	100.0	33,963	100.0
Cost of revenue:
Product	6,579	30.6	5,487	29.7	11,674	29.8	9,836	29.0
Software and other services	2,322	10.8	2,078	11.2	4,606	11.8	4,116	12.1
Total cost of revenue	8,901	41.4	7,565	40.9	16,280	41.6	13,952	41.1
Gross profit	12,586	58.6	10,922	59.1	22,863	58.4	20,011	58.9
Operating expenses:
Research and development	9,411	43.8	15,626	84.5	20,131	51.4	32,277	95.0
Sales and marketing	9,728	45.3	9,728	52.6	20,106	51.4	19,761	58.2
General and administrative	10,073	46.9	14,660	79.3	20,514	52.4	25,678	75.6
Other	606	2.8	2,172	11.7	1,964	5.0	8,605	25.3
Total operating expenses	29,818	138.8	42,186	228.2	62,715	160.2	86,321	254.2
Loss from operations	(17,232)	(80.2)	(31,264)	(169.1)	(39,852)	(101.8)	(66,310)	(195.2)
Interest income	1,291	6.0	2,027	11.0	2,802	7.2	3,811	11.2
Interest expense	(309)	(1.4)	—	—	(609)	(1.6)	—	—
Change in fair value of warrant liabilities	620	2.9	620	3.4	413	1.1	413	1.2
Other expense, net	(59)	(0.3)	(60)	(0.3)	(201)	(0.5)	(44)	(0.1)
Loss before provision for income taxes	(15,689)	(73.0)	(28,677)	(155.1)	(37,447)	(95.7)	(62,130)	(182.9)
Provision (benefit) for income taxes	17	0.1	(6)	(0.0)	20	0.1	81	0.2
Net loss and comprehensive loss	$(15,706)	(73.1)%	$(28,671)	(155.1)%	$(37,467)	(95.7)%	$(62,211)	(183.2)%

Comparison of the three months ended June 30, 2024 and 2023

Revenue

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
Product	$14,648	$12,273	$2,375	19.4%
Software and other services	6,839	6,214	625	10.1
	$21,487	$18,487	$3,000	16.2%

Product revenue increased by $2.4 million, or 19.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by higher product revenue across all sales channels, including the impact of our recently launched next-generation iQ3 probe’s higher selling price as well as an increase in

iQ+ probe sales internationally. The increase in product revenue was negatively impacted by two large grant-based deployments to medical schools that occurred in the prior year and did not repeat in 2024. Excluding the prior-year large medical school deployments, product revenue increased 49.7% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Software and other services revenue increased by $0.6 million, or 10.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by higher enterprise software and implementation revenue and increased licensing revenue from our Butterfly Garden and Powered by Butterfly partnerships, partially offset by lower renewals of individual subscriptions. Enterprise as a percentage of software revenue increased by approximately 6 percentage points year-over-year.

Cost of revenue

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
Product	$6,579	$5,487	$1,092	19.9%
Software and other services	2,322	2,078	244	11.7
	$8,901	$7,565	$1,336	17.7%
Percentage of revenue	41.4%	40.9%

Cost of product revenue increased by $1.1 million, or 19.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by higher devices sales in the current year and a higher warranty accrual with the launch of our iQ3 probe. Cost of software and other services revenue increased by $0.2 million, or 11.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This was largely due to increased software amortization of $0.2 million.

Research and development

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
Research and development	$9,411	$15,626	$(6,215)	(39.8)%
Percentage of revenue	43.8%	84.5%

Research and development expenses decreased by $6.2 million, or 39.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily driven by reductions of $4.8 million in personnel costs resulting from our reduction in force in July 2023 and $1.2 million in engineering, facilities, and software costs related to reduced headcount.

Sales and marketing

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
Sales and marketing	$9,728	$9,728	$—	—%
Percentage of revenue	45.3%	52.6%

Sales and marketing expenses were not significantly different for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

General and administrative

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
General and administrative	$10,073	$14,660	$(4,587)	(31.3)%
Percentage of revenue	46.9%	79.3%

General and administrative expenses decreased by $4.6 million, or 31.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily driven by reductions of $2.7 million in stock-based compensation expense, $1.1 million in other personnel costs resulting from our reduction in force in July 2023, and $0.9 million in professional service fees for legal and other administrative services.

Other

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
Other	$606	$2,172	$(1,566)	(72.1)%
Percentage of revenue	2.8%	11.7%

Other decreased by $1.6 million, or 72.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily driven by a reduction of $1.3 million in legal costs due to litigation and other legal matters and a reduction of $0.2 million of employee severance and benefits costs related to reductions in force that were incurred in the prior year. These costs are not representative of our ongoing operations.

Comparison of the six months ended June 30, 2024 and 2023

Revenue

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
Product	$25,939	$21,121	$4,818	22.8%
Software and other services	13,204	12,842	362	2.8
	$39,143	$33,963	$5,180	15.3%

Product revenue increased by $4.8 million, or 22.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by higher product revenue across nearly all sales channels, including the impact of our recently launched next-generation iQ3 probe’s higher selling price as well as an increase in iQ+ probe sales internationally. The increase in product revenue was negatively impacted by two large grant-based deployments to medical schools that occurred in the prior year and did not repeat in 2024. Excluding the prior-year large medical school deployments, product revenue increased 39.2% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Software and other services revenue increased by $0.4 million, or 2.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by higher enterprise software and implementation revenue, higher revenue from medical school subscriptions, and increased licensing revenue from our Butterfly Garden and Powered by Butterfly partnerships, partially offset by lower renewals of individual subscriptions. Enterprise as a percentage of software revenue increased by approximately 8 percentage points year-over-year.

Cost of revenue

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
Product	$11,674	$9,836	$1,838	18.7%
Software and other services	4,606	4,116	490	11.9
	$16,280	$13,952	$2,328	16.7%
Percentage of revenue	41.6%	41.1%

Cost of product revenue increased by $1.8 million, or 18.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by higher devices sales in the current year. Cost of software and other services revenue increased by $0.5 million, or 11.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was largely due to increased software amortization of $0.4 million.

Research and development

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
Research and development	$20,131	$32,277	$(12,146)	(37.6)%
Percentage of revenue	51.4%	95.0%

Research and development expenses decreased by $12.1 million, or 37.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by reductions of $9.2 million in personnel costs resulting from our reduction in force in July 2023; $2.4 million in engineering, facilities, and software costs related to reduced headcount; and $0.4 million in consulting fees resulting from continued execution of our plan announced to better align our commercial objectives and prioritization with our existing strengths and offerings.

Sales and marketing

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
Sales and marketing	$20,106	$19,761	$345	1.7%
Percentage of revenue	51.4%	58.2%

Sales and marketing expenses increased by $0.3 million, or 1.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by a $0.6 million increase in marketing expenses related to the recent launches of our iQ3 probe in February 2024 and iQ+ Bladder probe in May 2024. This was partially offset by a $0.2 million reduction in software expenses.

General and administrative

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
General and administrative	$20,514	$25,678	$(5,164)	(20.1)%
Percentage of revenue	52.4%	75.6%

General and administrative expenses decreased by $5.2 million, or 20.1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by reductions of $4.2 million in personnel costs resulting from our reduction in force in July 2023 and $0.8 million in professional service fees for legal services.

Other

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
Other	$1,964	$8,605	$(6,641)	(77.2)%
Percentage of revenue	5.0%	25.3%

Other decreased by $6.6 million, or 77.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by the nonrecurrence of $3.9 million of employee severance and benefits costs related to our January 2023 reduction in force that were incurred in the prior year and a reduction of $2.7 million in legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.

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

During the three months ended June 30, 2024, the Company utilized $10.6 million of cash and cash equivalents. In the second quarter, we paid $0.6 million of legal payments due to litigation and other legal matters. As of June 30, 2024, our cash and cash equivalents balance was $102.1 million. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

As of June 30, 2024, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease. In addition, we have restricted cash of $0.1 million for an agreement with the Gates Foundation. The restriction is expected to lapse as we fulfill our obligations in the agreement with the Gates Foundation.

Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and inventory supply agreements. Our fixed office lease payment obligations were $29.8 million as of June 30, 2024, with $3.6 million payable within the next 12 months. Our fixed technology license payment obligations were $15.5 million as of June 30, 2024, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements were $10.3 million as of June 30, 2024, with $9.0 million payable within the next 12 months. We expect to pay for approximately 20% of the amount payable within the next 12 months using vendor advances.

As of June 30, 2024, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash flows

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(30,667)	$(69,738)
Net cash (used in) provided by investing activities	(1,837)	73,974
Net cash provided by financing activities	—	136
Net decrease in cash, cash equivalents and restricted cash	$(32,504)	$4,372

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.

Net cash used in operating activities decreased by $39.1 million, or 56.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was driven by reductions of $24.5 million in net loss adjusted for certain non-cash items and $14.6 million in net working capital cash usage. The decrease in net loss adjusted for certain non-cash items was primarily driven by a reduction of $24.7 million in net loss. The decrease in net working capital cash usage was primarily driven by a reduction of $16.5 million in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments, partially offset by increases of $2.5 million in cash used for changes in accounts payable and accrued expenses and $0.8 million in cash used for changes in our prepaid expenses and other assets.

Net cash used in investing activities

Net cash provided by investing activities decreased by $75.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to the sale of our marketable securities in 2023.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We did not have any significant financing activities during the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of June 30, 2024. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operating Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the Registrant, as filed with the Secretary of the State of Delaware on June 7, 2024.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
10.1+	Butterfly Network, Inc. 2024 Employee Stock Purchase Plan	X
10.2+	Amendment No. 2, made effective April 16, 2024, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of January 1, 2024.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: August 1, 2024	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

Date: August 1, 2024	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer