Form 10-Q
period 2024-09-30
Butterfly Network, Inc.
filed 2024-11-01
CIK 1804176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 18, 2024, the registrant had 186,635,110 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$93,758	$134,437
Accounts receivable, net	20,621	13,418
Inventories	73,271	73,022
Current portion of vendor advances	4,351	2,815
Prepaid expenses and other current assets	7,492	7,571
Total current assets	199,493	231,263
Property and equipment, net	21,176	25,321
Intangible assets, net	9,266	10,317
Non-current portion of vendor advances	15,082	15,276
Operating lease assets	14,606	15,675
Other non-current assets	5,649	6,422
Total assets	$265,272	$304,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,651	$5,090
Deferred revenue, current	16,425	15,625
Accrued purchase commitments, current	131	131
Accrued expenses and other current liabilities	22,585	23,425
Total current liabilities	42,792	44,271
Deferred revenue, non-current	7,035	7,394
Warrant liabilities	1,652	826
Operating lease liabilities	21,030	22,835
Other non-current liabilities	10,931	8,895
Total liabilities	83,440	84,221
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at September 30, 2024 and December 31, 2023; 186,557,521 and 181,221,794 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	19	18
Class B common stock $.0001 par value; 27,000,000 shares authorized at September 30, 2024 and December 31, 2023; 26,426,937 shares issued and outstanding at September 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	965,839	949,670
Accumulated deficit	(784,029)	(729,638)
Total stockholders’ equity	181,832	220,053
Total liabilities and stockholders’ equity	$265,272	$304,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$13,538	$8,753	$39,478	$29,874
Software and other services	7,023	6,668	20,227	19,510
Total revenue	20,561	15,421	59,705	49,384
Cost of revenue:
Product	6,065	3,929	17,739	13,765
Software and other services	2,263	2,110	6,870	6,226
Total cost of revenue	8,328	6,039	24,609	19,991
Gross profit	12,233	9,382	35,096	29,393
Operating expenses:
Research and development	8,844	12,130	28,975	44,409
Sales and marketing	9,607	9,012	29,713	28,776
General and administrative	9,353	11,560	29,868	37,239
Other	1,675	9,243	3,639	17,848
Total operating expenses	29,479	41,945	92,195	128,272
Loss from operations	(17,246)	(32,563)	(57,099)	(98,879)
Interest income	1,221	1,903	4,023	5,714
Interest expense	(319)	—	(928)	—
Change in fair value of warrant liabilities	(1,239)	3,511	(826)	3,924
Other income (expense), net	717	(217)	517	(256)
Loss before provision for income taxes	(16,866)	(27,366)	(54,313)	(89,497)
Provision for income taxes	58	2	78	82
Net loss and comprehensive loss	$(16,924)	$(27,368)	$(54,391)	$(89,579)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.08)	$(0.13)	$(0.26)	$(0.44)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	212,774,085	206,740,234	211,109,792	204,749,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2024

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2024	186,037,697	$19	26,426,937	$3	$961,363	$(767,105)	$194,280
Net loss	—	—	—	—	—	(16,924)	(16,924)
Common stock issued upon vesting of restricted stock units	519,824	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,476	—	4,476
September 30, 2024	186,557,521	$19	26,426,937	$3	$965,839	$(784,029)	$181,832

Three months ended September 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 30, 2023	179,720,918	$18	26,426,937	$3	$935,833	$(658,149)	$277,705
Net loss	—	—	—	—	—	(27,368)	(27,368)
Common stock issued upon exercise of stock options	55,807	—	—	—	92	—	92
Common stock issued upon vesting of restricted stock units	856,430	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,990	—	6,990
September 30, 2023	180,633,155	$18	26,426,937	$3	$942,915	$(685,517)	$257,419

Nine months ended September 30, 2024

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2023	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053
Net loss	—	—	—	—	—	(54,391)	(54,391)
Common stock issued upon vesting of restricted stock units	5,335,727	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	16,169	—	16,169
September 30, 2024	186,557,521	$19	26,426,937	$3	$965,839	$(784,029)	$181,832

Nine months ended September 30, 2023

	Class A		Class B
	Common		Common		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(89,579)	(89,579)
Common stock issued upon exercise of stock options	180,467	—	—	—	228	—	228
Common stock issued upon vesting of restricted stock units	5,992,732	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	21,409	—	21,409
September 30, 2023	180,633,155	$18	26,426,937	$3	$942,915	$(685,517)	$257,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(54,391)	$(89,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	7,835	8,332
Non-cash interest expense	926	—
Write-down of inventories	15	—
Stock-based compensation expense	15,794	20,924
Change in fair value of warrant liabilities	826	(3,924)
Gain on lease termination	—	(214)
Other	945	(478)
Changes in operating assets and liabilities:
Accounts receivable	(8,158)	711
Inventories	(264)	(34,046)
Prepaid expenses and other assets	681	2,354
Vendor advances	(1,342)	15,646
Accounts payable	(1,440)	1,092
Deferred revenue	441	(423)
Accrued purchase commitments	—	(1,934)
Change in operating lease assets and liabilities	(549)	(671)
Accrued expenses and other liabilities	94	(3,509)
Net cash used in operating activities	(38,587)	(85,719)

Cash flows from investing activities:
Purchases of marketable securities	—	(297)
Sales of marketable securities	—	76,484
Purchases of property, equipment, and intangible assets, including capitalized software	(2,286)	(3,271)
Sales of property and equipment	36	10
Net cash (used in) provided by investing activities	(2,250)	72,926

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	228
Net cash provided by financing activities	—	228
Net decrease in cash, cash equivalents, and restricted cash	(40,837)	(12,565)
Cash, cash equivalents, and restricted cash, beginning of period	138,650	166,828
Cash, cash equivalents, and restricted cash, end of period	$97,813	$154,263

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

The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.

The Company has incurred net losses and negative cash flows from operating activities in each year since inception, and we expect to continue to incur losses for at least the next few years. The Company expects its cash and cash equivalents of $93.8 million at September 30, 2024 will be sufficient to fund operations and capital requirements for at least the next twelve months from the date the condensed consolidated financial statements are issued. We may need to satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit or partnerships, or a combination of one or more of these sources.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of September 30, 2024, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.

As of September 30, 2024 one customer accounted for more than 10% of the Company’s accounts receivables. As of December 31, 2023, no customer accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2024 and 2023.

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

Operating Expenses – Other

The Company classifies certain operating expenses that are not representative of the Company’s ongoing operations as other on the condensed consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reductions in force, global workforce optimization, litigation, and legal settlements. The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Employment-related expenses	$1,254	$4,755	$1,224	$8,634
Legal-related expenses	421	4,488	2,415	9,214
Total other	$1,675	$9,243	$3,639	$17,848

On July 1, 2024, the Company entered into an agreement with a third-party global technology and business transformation partner to optimize and lower the cost of certain non-specialized technical functions. As part of the transition into this new partnership, a portion of the Company's workforce will be in lower-cost geographies. The Company estimates it will incur approximately $1.0 million of severance costs for impacted employees that continue providing transition services to the Company through February 2025. These costs were recognized as other in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024. As of September 30, 2024, a total of $1.0 million of accrued severance related to our global workforce optimization is included in accrued expenses and other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

Note 3. Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of	Three months ended September 30,		Nine months ended September 30,
	Recognition	2024	2023	2024	2023
By product type:
Devices and accessories	Point-in-time	$13,538	$8,753	$39,478	$29,874
Software and other services	Over time	7,023	6,668	20,227	19,510
Total revenue		$20,561	$15,421	$59,705	$49,384

By geographical market:
United States		$15,366	$12,230	$46,141	$39,726
International		5,195	3,191	13,564	9,658
Total revenue		$20,561	$15,421	$59,705	$49,384

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for sales on credit of product, software, and other services. The allowance for doubtful accounts was $2.4 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized $5.7 million and $6.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the nine months ended September 30, 2024 and 2023, the Company recognized $14.3 million and $15.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2024 and December 31, 2023, the Company had $33.0 million and $32.0 million, respectively, of remaining performance obligations. As of September 30, 2024, the Company expects to recognize 61% of its remaining performance obligations as revenue in the next twelve months and an additional 39% thereafter.

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

There were no transfers between fair value measurement levels during the periods ended September 30, 2024 and December 31, 2023.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of September 30, 2024, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024 and 2023, the number of exercises and the amount reclassified into equity upon the exercise of the Public Warrants and Private Warrants were not significant.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2024:
Warrants:
Public Warrants	$1,104	$1,104	$—	$—
Private Warrants	548	—	548	—
Total liabilities at fair value on a recurring basis	$1,652	$1,104	$548	$—

December 31, 2023:
Warrants:
Public Warrants	$552	$552	$—	$—
Private Warrants	274	—	274	—
Total liabilities at fair value on a recurring basis	$826	$552	$274	$—

Note 5. Inventories

The following table summarizes the Company’s inventories (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$49,038	$49,366
Work-in-progress	4,070	3,384
Finished goods	20,163	20,272
Total inventories	$73,271	$73,022

Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and nine months ended September 30, 2024 and 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net (in thousands):

	September 30,	December 31,
	2024	2023
Property and equipment, gross	$45,945	$43,516
Less: accumulated depreciation and amortization	(24,769)	(18,195)
Property and equipment, net	$21,176	$25,321

Note 7. Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$93,758	$150,006
Restricted cash included within prepaid expenses and other current assets	40	243
Restricted cash included within other non-current assets	4,015	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$97,813	$154,263

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

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Employee compensation	$8,038	$9,442
Customer deposits	1,836	1,613
Accrued warranty liability	508	297
Non-income tax	2,084	1,197
Professional fees	2,239	2,481
Current portion of operating lease liabilities	2,379	2,192
Other	5,501	6,203
Total accrued expenses and other current liabilities	$22,585	$23,425

The following table summarizes warranty expense activity (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$812	$787	$697	$873
Warranty provision charged to operations	401	227	884	176
Warranty claims	(242)	(293)	(610)	(328)
Balance, end of period	$971	$721	$971	$721

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.

Note 9. Stock-Based Compensation

Equity Incentive Plans

For the three and nine months ended September 30, 2024, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2024, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2024.

Stock Option Activity

The following table summarizes the changes in the Company’s outstanding stock options:

Number of
Options
Outstanding at December 31, 2023	7,439,187
Granted	—
Exercised	—
Forfeited	(546,263)
Outstanding at September 30, 2024	6,892,924

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted Stock Unit Activity

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of
RSUs
Outstanding at December 31, 2023	15,569,983
Granted	15,320,083
Vested	(5,335,727)
Forfeited	(2,801,651)
Outstanding at September 30, 2024	22,752,688

Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined based on the fair market value of the Company’s Class A common stock on the grant date.

Included in the table above are market-based RSUs granted in 2023 and 2024 that include a service condition. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreement. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with similar risk-free interest rate, expected dividend yield, and expected volatility assumptions as those used by the Company for determining the grant date fair value of its stock options.

Employee Stock Purchase Plan

The Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of common stock initially reserved and available for issuance. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases occurring in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. The grant date fair value of the awards is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those used for the Company’s stock option awards granted under its equity incentive plans. As of September 30, 2024, no shares of common stock have been issued under the ESPP.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$1,559	$2,158	5,521	7,549
Sales and marketing	905	1,109	3,166	3,046
General and administrative	1,948	3,548	7,107	10,329
Total stock-based compensation expense	$4,412	$6,815	$15,794	$20,924

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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended September 30, 2024
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(14,822)	$(2,102)	$(16,924)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(14,822)	$(2,102)	$(16,924)
Denominator:
Weighted-average common shares outstanding	186,347,148	26,426,937	212,774,085
Denominator for basic and diluted net loss per share – weighted-average common stock	186,347,148	26,426,937	212,774,085
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.08)

Three months ended September 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(23,870)	$(3,498)	$(27,368)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(23,870)	$(3,498)	$(27,368)
Denominator:
Weighted-average common shares outstanding	180,313,297	26,426,937	206,740,234
Denominator for basic and diluted net loss per share – weighted-average common stock	180,313,297	26,426,937	206,740,234
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.13)

Nine months ended September 30, 2024
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(47,582)	$(6,809)	$(54,391)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(47,582)	$(6,809)	$(54,391)
Denominator:
Weighted-average common shares outstanding	184,682,855	26,426,937	211,109,792
Denominator for basic and diluted net loss per share – weighted-average common stock	184,682,855	26,426,937	211,109,792
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.26)

Nine months ended September 30, 2023
			Total
	Class A	Class B	Common Stock
Numerator:
Allocation of undistributed earnings	$(78,017)	$(11,562)	$(89,579)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(78,017)	$(11,562)	$(89,579)
Denominator:
Weighted-average common shares outstanding	178,322,171	26,426,937	204,749,108
Denominator for basic and diluted net loss per share – weighted-average common stock	178,322,171	26,426,937	204,749,108
Basic and diluted net loss per share	$(0.44)	$(0.44)	$(0.44)

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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	September 30,
	2024	2023
Outstanding options to purchase common stock	6,892,924	8,594,069
Outstanding restricted stock units	22,752,688	15,972,763
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	50,298,302	45,219,522

Note 11. 401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended September 30, 2024 and 2023, expenses for matching 401(k) contributions were $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, expenses for matching 401(k) contributions were $0.4 million and $0.6 million, respectively.

Note 12. Commitments and Contingencies

Commitments

Leases:

The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended September 30, 2024 and 2023, total lease cost was $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2024 and 2023, total lease cost was $2.2 million and $2.5 million, respectively. Total lease cost was primarily composed of operating lease costs.

Purchase Commitments:

The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of September 30, 2024, the aggregate amount of minimum inventory purchase commitments is $8.6 million, and the Company has a vendor advance asset of $1.8 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.

The Company applied the guidance in Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.

The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and nine months ended September 30, 2024, the Company did not acquire a significant amount of such E&O inventory. During the three months ended September 30, 2023, the Company utilized $0.3 million of the accrued purchase commitment liability and $0.3 million of the vendor advance that was previously written down to acquire such E&O inventory. During the nine months ended September 30, 2023, the Company utilized $1.9 million of the accrued purchase commitment liability and $4.8 million of the vendor advance that was previously written down to acquire such E&O inventory.

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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey. The claims are against the Company and certain of its directors and previous management as well as Longview and members of its then board of directors, alleging that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Since 2022, we have taken significant actions to reduce our cost of operations and extend our cash runway and have reduced our annual cash requirements by approximately $180 million, to less than $50 million annually. As such, we conservatively expect our cash to last into 2027. As we look forward, we expect to continue to invest in our business in order to grow revenue. Before we reach 2027, we may need to raise capital in order to reach profitability. We will first seek nondilutive capital in the form of licensing, grants, or debt and then potentially in the form of equity securities.

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

Units fulfilled increased by 1,249 units, or 36.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was led by international where distributor volume more than quadrupled year-over-year from the onboarding of several new distribution territories in the current year. In the U.S., volume increased across all sales channels.

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

Software and other services mix decreased by 9.0 percentage points, to 34.2% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Although our software and other services revenue increased in the current year, our software and other services mix decreased due to the even larger increase in product revenue realized in the current year.

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

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, advertising, conferences and events, facilities-related expenses, and software costs. We expect to increase our investments in our sales capabilities.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities-related expenses, and outside services. Outside services consist of professional services, legal fees, and other professional fees.

Other

Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to our reductions in force, global workforce optimization, litigation costs, and legal settlements.

Results of Operations

We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
(in thousands)	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue
Revenue:
Product	$13,538	65.8%	$8,753	56.8%	$39,478	66.1%	$29,874	60.5%
Software and other services	7,023	34.2	6,668	43.2	20,227	33.9	19,510	39.5
Total revenue	20,561	100.0	15,421	100.0	59,705	100.0	49,384	100.0
Cost of revenue:
Product	6,065	29.5	3,929	25.5	17,739	29.7	13,765	27.9
Software and other services	2,263	11.0	2,110	13.7	6,870	11.5	6,226	12.6
Total cost of revenue	8,328	40.5	6,039	39.2	24,609	41.2	19,991	40.5
Gross profit	12,233	59.5	9,382	60.8	35,096	58.8	29,393	59.5
Operating expenses:
Research and development	8,844	43.0	12,130	78.7	28,975	48.5	44,409	89.9
Sales and marketing	9,607	46.7	9,012	58.4	29,713	49.8	28,776	58.3
General and administrative	9,353	45.5	11,560	75.0	29,868	50.0	37,239	75.4
Other	1,675	8.1	9,243	59.9	3,639	6.1	17,848	36.1
Total operating expenses	29,479	143.4	41,945	272.0	92,195	154.4	128,272	259.7
Loss from operations	(17,246)	(83.9)	(32,563)	(211.2)	(57,099)	(95.6)	(98,879)	(200.2)
Interest income	1,221	5.9	1,903	12.3	4,023	6.7	5,714	11.6
Interest expense	(319)	(1.6)	—	—	(928)	(1.6)	—	—
Change in fair value of warrant liabilities	(1,239)	(6.0)	3,511	22.8	(826)	(1.4)	3,924	7.9
Other expense, net	717	3.5	(217)	(1.4)	517	0.9	(256)	(0.5)
Loss before provision for income taxes	(16,866)	(82.0)	(27,366)	(177.5)	(54,313)	(91.0)	(89,497)	(181.2)
Provision (benefit) for income taxes	58	0.3	2	0.0	78	0.1	82	0.2
Net loss and comprehensive loss	$(16,924)	(82.3)%	$(27,368)	(177.5)%	$(54,391)	(91.1)%	$(89,579)	(181.4)%

Comparison of the three months ended September 30, 2024 and 2023

Revenue

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
Product	$13,538	$8,753	$4,785	54.7%
Software and other services	7,023	6,668	355	5.3
	$20,561	$15,421	$5,140	33.3%

Product revenue increased by $4.8 million, or 54.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by higher product revenue across nearly all of our sales channels, including the impact of the iQ3 probe’s higher selling price as well as an increase in probe sales internationally.

Software and other services revenue increased by $0.4 million, or 5.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by higher enterprise software revenue and increased licensing revenue from our Butterfly Garden and Powered by Butterfly partnerships, partially offset by lower renewals of individual subscriptions. Enterprise as a percentage of software revenue increased by approximately 5 percentage points year-over-year.

Cost of revenue

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
Product	$6,065	$3,929	$2,136	54.4%
Software and other services	2,263	2,110	153	7.3
	$8,328	$6,039	$2,289	37.9%
Percentage of revenue	40.5%	39.2%

Cost of product revenue increased by $2.1 million, or 54.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by higher devices sales in the current year. This increase was further driven by a higher warranty accrual and related expenses and increased royalties and payment processing fees all associated with higher device sales. Cost of software and other services revenue increased by $0.2 million, or 7.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, largely due to increased software amortization expense.

Research and development

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
Research and development	$8,844	$12,130	$(3,286)	(27.1)%
Percentage of revenue	43.0%	78.7%

Research and development expenses decreased by $3.3 million, or 27.1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily driven by reductions of $1.4 million in personnel costs due to our reductions in force in the prior year. Additionally, there was a reduction of $1.3 million in facilities and software costs related to reduced headcount and efficiencies.

Sales and marketing

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
Sales and marketing	$9,607	$9,012	$595	6.6%
Percentage of revenue	46.7%	58.4%

Sales and marketing expenses increased by $0.6 million, or 6.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by an increase of $0.5 million in sales commissions due to higher sales and changes in plan structure.

General and administrative

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
General and administrative	$9,353	$11,560	$(2,207)	(19.1)%
Percentage of revenue	45.5%	75.0%

General and administrative expenses decreased by $2.2 million, or 19.1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily driven by reductions of $1.6 million in stock-based compensation expense and $0.4 million in professional service fees for legal services.

Other

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
Other	$1,675	$9,243	$(7,568)	(81.9)%
Percentage of revenue	8.1%	59.9%

Other decreased by $7.6 million, or 81.9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily driven by reductions of $4.1 million in legal costs due to litigation and other legal matters and $3.5 million in employee severance and benefits costs resulting from our reduction in force in July 2023. These costs are not representative of our ongoing operations.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
Product	$39,478	$29,874	$9,604	32.1%
Software and other services	20,227	19,510	717	3.7
	$59,705	$49,384	$10,321	20.9%

Product revenue increased by $9.6 million, or 32.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by higher product revenue across nearly all sales channels, including the impact of our iQ3 probe’s higher selling price as well as an increase in probe sales internationally. The increase in product revenue was negatively impacted by two large grant-based deployments to medical schools that occurred in the prior year and did not repeat in 2024. Excluding the prior-year large medical school deployments, product revenue increased 44.2% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Software and other services revenue increased by $0.7 million, or 3.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by higher enterprise software revenue, higher revenue from medical school subscriptions, and increased licensing revenue from our Butterfly Garden and Powered by Butterfly partnerships, partially offset by lower renewals of individual subscriptions. Enterprise as a percentage of software revenue increased by approximately 7 percentage points year-over-year.

Cost of revenue

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
Product	$17,739	$13,765	$3,974	28.9%
Software and other services	6,870	6,226	644	10.3
	$24,609	$19,991	$4,618	23.1%
Percentage of revenue	41.2%	40.5%

Cost of product revenue increased by $4.0 million, or 28.9%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by higher devices sales in the current year. This increase was further driven by a higher warranty accrual and related expenses and increased royalties and payment processing fees all associated with higher device sales and the release of the iQ3 probe. Cost of software and other services revenue increased by $0.6 million, or 10.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, largely due to increased software amortization expense.

Research and development

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
Research and development	$28,975	$44,409	$(15,434)	(34.8)%
Percentage of revenue	48.5%	89.9%

Research and development expenses decreased by $15.4 million, or 34.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily driven by reductions of $10.6 million in personnel costs resulting from our reductions in force in the prior year, $4.2 million in engineering, facilities and software costs related to reduced headcount, and $0.5 million in consulting fees resulting from continued execution of our plan to better align our commercial objectives and prioritization with our existing strengths and offerings.

Sales and marketing

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
Sales and marketing	$29,713	$28,776	$937	3.3%
Percentage of revenue	49.8%	58.3%

Sales and marketing expenses increased by $0.9 million, or 3.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by a $0.9 million increase in marketing and event expenses related to the iQ3 and iQ+ Bladder launches in 2024.

General and administrative

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
General and administrative	$29,868	$37,239	$(7,371)	(19.8)%
Percentage of revenue	50.0%	75.4%

General and administrative expenses decreased by $7.4 million, or 19.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily driven by reductions of $3.2 million in stock-based compensation expense, $2.7 million in other personnel costs resulting from our reductions in force in the prior year, and $1.3 million in professional service fees for legal services.

Other

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
Other	$3,639	$17,848	$(14,209)	(79.6)%
Percentage of revenue	6.1%	36.1%

Other decreased by $14.2 million, or 79.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily driven by reductions of $7.4 million of employee severance and benefits costs related to our reduction in forces in the prior year and $6.8 million in legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.

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

During the three months ended September 30, 2024, the Company utilized $8.3 million of cash and cash equivalents. In the third quarter, we paid $0.4 million of legal payments due to litigation and other legal matters. As of September 30, 2024, our cash and cash equivalents balance was $93.8 million. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.

As of September 30, 2024, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.

Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and inventory supply agreements. Our fixed office lease payment obligations were $28.9 million as of September 30, 2024, with $3.6 million payable within the next 12 months. Our fixed technology license payment obligations were $15.5 million as of September 30, 2024, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements were $8.6 million as of September 30, 2024, all of which is payable within the next 12 months and approximately 20% of which we expect to pay using vendor advances.

As of September 30, 2024, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Cash flows

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(38,587)	$(85,719)
Net cash (used in) provided by investing activities	(2,250)	72,926
Net cash provided by financing activities	—	228
Net decrease in cash, cash equivalents and restricted cash	$(40,837)	$(12,565)

Net cash used in operating activities

Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.

Net cash used in operating activities decreased by $47.1 million, or 55.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was driven by reductions of $36.9 million in net loss adjusted for certain non-cash items and $10.2 million in net working capital cash usage. The decrease in net loss adjusted for certain non-cash items was primarily driven by a reduction of $35.2 million in net loss. The decrease in net working capital cash usage was primarily driven by reductions of $18.7 million in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments, $1.1 million in cash used for changes in accounts payable and accrued expenses, and $0.9 million in cash used for changes in deferred revenue. These reductions were partially offset by an $8.9 million increase in cash used for changes in accounts receivable and a $1.7 million decrease in cash provided by changes in our prepaid expenses and other assets.

Net cash used in investing activities

Net cash provided by investing activities decreased by $75.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to the sale of our marketable securities in 2023.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. We did not have any significant financing activities during the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any floating rate debt as of September 30, 2024. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operating Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 28, 2024, entities owned by trusts created for the benefit of the children of Dr. Jonathan Rothberg, a member of our board of directors, terminated a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K), which was adopted on September 11, 2023, pursuant to which they had authorized the sale of up to 6,202,545 shares of our Class A common stock during a period ending on December 27, 2024. This trading plan was entered into and terminated in accordance with the Company’s policies regarding transactions in our securities. No sales occurred pursuant to this Rule 10b5-1 trading arrangement prior to termination.

During the three months ended September 30, 2024, none of our other directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the Registrant, as filed with the Secretary of the State of Delaware on June 7, 2024.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
10.1+	Offer Letter, dated as of August 20, 2024, by and between Butterfly Network, Inc. and Steve Cashman	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: November 1, 2024	By:	/s/ Joseph DeVivo
Joseph DeVivo
President, Chief Executive Officer, and Chairman of the Board

Date: November 1, 2024	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer