Form 10-K
period 2024-12-31
Butterfly Network, Inc.
filed 2025-02-28
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $133.7 million.
As of February 13, 2025, the registrant had 216,496,214 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, our plans, strategies, and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the success, cost, and timing of our product development activities, including the development of additional potential products;
•the potential attributes and benefits of our products and services;
•our ability to obtain and maintain regulatory authorization for our products, and any related restrictions and limitations on the use of any authorized product;
•our ability to identify, in-license, or acquire additional technology;
•our ability to maintain our existing license, manufacturing, and supply agreements;
•our ability to compete with other companies currently marketing or engaged in the development of ultrasound imaging devices, many of which have greater financial and marketing resources than us;
•the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
•our estimates regarding expenses, revenue, capital requirements, and needs for additional financing; and
•our financial performance.
These statements may be preceded by, followed by, or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions relating to, among other things:
•our growth depends on our ability to attract and retain customers;
•our business could be harmed if we fail to manage our growth effectively;
•our current expectations and assumptions are subject to risks, assumptions, estimates, and uncertainties;
•our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
•the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
•changes in applicable laws or regulations;
•our ability to protect or enforce our intellectual property rights;
•the ability to maintain the listing of our Class A common stock on the New York Stock Exchange; and
•economic downturns and political and market conditions beyond our control.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, describe additional factors that could adversely affect our business, financial condition, or results of operations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those further described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects or cause a decline in the price of our common stock:
•We have a limited operating history on which to assess the prospects for our business, we have generated limited revenue from sales of our products, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
•Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
•Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.
•We will be dependent upon the success of our sales and customer acquisition and retention strategies.
•Our research and development efforts may not succeed in developing commercially successful products and technologies, which could adversely affect our business.
•We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
•If we are unable to continue the development of an adequate sales and marketing organization and/or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products in the future.
•We operate in highly competitive markets, competition may increase in the future, and our industry may be further disrupted.
•We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.
•We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
•Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business
•If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.
•We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.
•The Company’s outstanding warrants became exercisable for the Company’s Class A common stock on May 26, 2021. If the Company’s stock price reaches or exceeds $11.50, and outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our stockholders.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
•We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

•We are currently subject to a securities class action lawsuit and stockholder derivative actions, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Item 1.    BUSINESS
Overview
We are an innovative digital health business transforming care through a unique combination of portable, semiconductor-based ultrasound technology, intuitive software, services and educational offerings that can make medical imaging more accessible than ever before. Due to its one-of-a-kind Ultrasound-on-Chip™ technology, Butterfly’s solution enables the practical application of ultrasound information into the clinical workflow through affordable hardware that fits in a healthcare professional’s pocket and is paired with cloud-connected software that is easily accessed through a mobile application.
While Butterfly is in the point-of-care ultrasound (“POCUS”) category, our technology is fundamentally different from incumbent POCUS devices, which we view as mere extensions of cart-based hospital workflows. In contrast, Butterfly is designed for true mobility, not just because it is a single, portable imaging device suitable for any doctor, nurse, and eventually, qualified chronic care patient, but also because it is powered by AI-driven tools, cloud connectivity, and seamless hospital integration. This combination of advanced, cloud-connected software and portable hardware is the key to mobility, allowing Butterfly to support large health systems while also functioning independently of them in remote or resource-limited settings. Wherever a doctor, nurse, or patient braves to go, Butterfly delivers imaging that adapts to their environment and remains securely connected.
With this proprietary, comprehensive portable ultrasound solution, that is protected by a robust intellectual property portfolio, we are on a mission to democratize healthcare by increasing access and use of ultrasound information wherever care is being delivered – whether a large healthcare system, a rural clinic, a global conflict zone or beyond. We are helping streamline and optimize deployment of ultrasound at scale across hospital systems with our Compass™ software that integrates into health system infrastructures, and connects across all departments and specialties. Furthermore, we envision a future where Butterfly’s imaging technology is fully integrated into hospital-at-home workflows, improving remote monitoring and management of patients’ health conditions from the comfort of their homes.
We market and sell the Butterfly solution to healthcare systems, as well as to physicians and healthcare providers through a direct sales force, distributors, and our eCommerce channel. We generated total revenue of $82.1 million and $65.9 million in the years ended December 31, 2024 and 2023, respectively. We also incurred net losses of $72.5 million and $133.7 million for the years ended December 31, 2024 and 2023, respectively.
We employ approximately 190 employees as of January 31, 2025 and sell our products in over 30 countries through our sales force and independent distributors and directly to physicians through our eCommerce channel. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world through global health partnerships. Butterfly iQ3 is currently FDA-cleared for sale in the United States and CE marked in Europe.
Corporate History and Information
The Company, formerly known as Longview Acquisition Corp. (“Longview”), was incorporated in Delaware in 2020 as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Longview and Butterfly Network, Inc. (“Legacy Butterfly”), which was founded in 2011, completed a business combination (the “Business Combination”) on February 12, 2021, following which Longview was renamed Butterfly Network, Inc., and the business of Legacy Butterfly became our business.
Since our founding, Butterfly and our disruptive technology has been recognized by Prix Galien USA, Fierce50, TIME’s Best Inventions, Fast Company’s World Changing Ideas, CNBC Disruptor 50, and MedTech Breakthrough Awards, among other accolades.

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
Traditional cart-based equipment typically ranges from $30,000 to $120,000 or more per new device, plus specialized labor. More recently, we have seen the introduction of POCUS and handheld devices with an average price point of $10,000, based on $3,000 to $7,000 per probe, with some requiring three or more probes to cover a comparable range of cleared indications to the single Butterfly probe, and those devices often require an upfront software investment for access to advanced imaging modes (e.g. pulsed-wave Doppler) and workflow (e.g. cloud storage) that can reach upwards of $2,000. Further, these incumbent POCUS devices operate off the same 60-year-old, analog piezoelectric crystal technology as traditional cart-based ultrasound, which we believe limits the opportunity for future progress. Further, most piezoelectric crystals that are utilized in these incumbent ultrasound devices contain lead at levels deemed hazardous by regulators. In fact, the lead included in many traditional piezoelectric crystal ultrasound systems exceeds the allowable amount of lead under the EU’s Restrictions of Hazardous Substances Directive (“RoHS”), requiring many of our competitors to rely upon an exemption to RoHS specifically permitting lead in single crystal piezoelectric materials for ultrasound transducers in order to commercialize their products in the EU. In contrast, Butterfly’s Ultrasound-on-Chip™ technology allows us to offer much more versatile imaging capabilities on just one affordable probe without exceeding these limitations.
We believe the transition from traditional piezoelectric crystal sensors to semiconductor chip in ultrasound also gives us a competitive advantage because it allows our devices to benefit from Moore’s Law. Moore’s Law is a guiding principle of the semiconductor industry that states that the number of transistors on an integrated circuit will double every two years – meaning the computer processing power of a chip doubles every two years with minimal rise in cost. Much like the photography industry, when the digital camera’s image quality became equal to that of analog cameras, digital took over because it brought many other benefits – such as affordability, miniaturization, and advanced features for ease of use. Butterfly is on a path to driving that same transformation for the ultrasound industry toward more versatile, smaller, and consumer-friendly form factors.
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
Changing standards of care doesn't happen overnight, but our goal is to make this change happen much faster. We believe AI integration will be one key to accelerating the transition to handheld ultrasound, as it enables ease of use and automation, thereby removing barriers to adoption. To accelerate this process, we maintain an AI partnership ecosystem, Butterfly Garden™, that opens our software development kit (“SDK”) so third-party companies and developers can build and deploy new AI applications on our imaging platform, reaching our large installed base. For Butterfly, this model allows us to continue to broaden our base. As each of these companies develop on our platform, we believe we will have more of their customers buying Butterfly, while existing Butterfly customers will have access to even more capabilities.

We are also committed to accelerating adoption of POCUS through clinical education, not only by empowering the next generation of medical professionals with ultrasound skills and clinical integration knowledge via probe and software sale into medical schools for use in curriculum, but through our innovative collection of educational services and offerings.
Market Opportunity
We are on a journey to address a potential new market that we estimate exceeds $100 billion. We believe our solution addresses an unmet need across an addressable market of over 40 million healthcare practitioners, including approximately 10 million medical doctors, 30 million nurses and midwives, and 2 million veterinarians and veterinary technicians worldwide. Ultimately, our north star is to reach patients in alternative and home care settings, potentially with future, differentiated form factors intended to enable ease of use in the home, subject to receipt of required marketing authorizations.
In the near term, we are first driving adoption with healthcare practitioners, including doctors and nurses in healthcare systems and a focused group of initial customers in the veterinary market, comprised of companion animal, mixed animal, equine veterinarians, and veterinary academic institutions. Our newest Butterfly iQ3 device has demonstrated impressive uptake since its release in February 2024, driving further penetration into the market, with best-in-class image quality that has brought more ultrasound users over to Butterfly. As we look ahead, we will leverage the quality of Butterfly iQ3 and benefits of our Compass™ enterprise software to continue our focus on driving and expanding further into the hospital segment.
With our advanced digital capabilities made possible by our proprietary Ultrasound-on-Chip™ technology, we believe we can not only address this market, but move beyond the restrictions of the existing ultrasound market. Our affordable holistic solution provides valuable clinical information and workflow efficiency that is attractive to any healthcare systems that seek to improve care at lower cost. These attributes also may allow the use of our Butterfly devices beyond traditional health system environments to where health systems look to evolve, such as the home.
The advantages of our Ultrasound-on-Chip™ technology align with recent industry trends, including the shift to outside-the-hospital or in-home medical care, affordability, harnessing of AI and deep learning, collaboration through the cloud, disruptive medical innovation, and increasing access to care. In addition, by expanding the settings in which medical imaging can be done, the Butterfly device may provide opportunities for earlier detection and prevention of disease, while reducing cost. This aligns with the focus on consumer health empowerment, wellness, and acceleration of value-based care, all of which are important themes in the healthcare industry today.
Business Strategy
We believe that, with our current products and solutions, we have created a new standard for medical imaging, and we are focused on staying at the leading edge of technical innovation. We believe our current portfolio is only the first step in our development and we plan to continually improve it and expand our product and service offerings. We have a strong leadership team with disruptive healthcare and commercial expertise that energized and reoriented the organization in 2024. Under this leadership, we have established a focused path by:
•Nurturing and growing our core capabilities and clinical pathways.
•Capturing new and adjacent markets.
•Leveraging our Ultrasound-on-Chip™ technology into non-competitive markets through partnerships.
•Optimizing our resources.
As we execute on these strategies, Butterfly has become a more efficient business while simultaneously investing in long-term growth and innovation. Importantly, our expense reduction and cash preservation activities were paired with a continued commitment to increased productivity and efficiency. Because Butterfly devices are mobile and easy-to-use, healthcare practitioners can have access to ultrasound information outside of traditional settings. We continue to focus on the utility of our devices in global health contexts, including for building sustainable healthcare models in the developing world and for responding to natural and man-made humanitarian crises. For example, thousands of Butterfly devices have been distributed throughout the Ukraine, Gaza, and Israel via over 40 global health partnerships to support combat medics on the frontlines. We also remain committed to developing patient-focused delivery models, and we believe ultrasound imaging may find a market in home care settings with at-home medical personnel. These modalities have the potential to improve health outcomes, while avoiding expensive treatments, therefore generating economic value for both the patient and payor, which is aligned with the healthcare mega-trend of value-based care. In March 2024, we introduced our Butterfly HomeCare Services Business, which strives to support caregivers with patient management outside the hospital for certain chronic conditions. In January 2025, Butterfly initiated its first pilot program for virtual chronic care management services with a major at-risk Medicare Advantage provider in the United States. The goal is to reduce readmissions of their congestive heart failure patient population through frequent AI-powered imaging. If successful, it will be our first foray into a services model.
Future phases of the HomeCare Services Business envision use of wearable devices and patient-performed scanning – all subject to appropriate regulatory approvals and authorizations. As our future devices one day reach new markets and enable more direct interaction with patients (e.g., remote patient monitoring), we believe this trend can accelerate, further improving outcomes and reducing costs. This reduction of costs has the potential to create economic value for the whole healthcare system across clinical applications and markets where ultrasound scanning is used. We will work diligently to validate target at-home applications through focused clinical trials and will seek additional regulatory authorizations, as needed.
Products
Our current product portfolio includes a combination of hardware and software, including Butterfly iQ3, Butterfly iQ+, Butterfly iQ+ Bladder, and Butterfly iQ+ Vet devices, software subscriptions, and professional services. We offer cloud-based software solutions to healthcare systems, teleguidance, in-app educational tutorials as well as our ScanLab™ education-only app, formal education programs through our Butterfly Academy™ software and Butterfly Certified™ courses, as well as professional services for large scale deployments.
Butterfly iQ+ and iQ3
In 2018, Legacy Butterfly commercially launched Butterfly iQ, the world’s first handheld, single-probe, whole-body ultrasound system using semiconductor technology. The company has continued to innovate, leveraging the benefits of Moore’s Law, to launch its second generation Butterfly iQ+ in 2020 and third generation iQ3 in 2024 – each with increased processing power and performance enhancements. We have over 145,000 unique Butterfly users to date.
Butterfly has two portable ultrasound devices on the market: our second-generation Butterfly iQ+ and third-generation Butterfly iQ3. Butterfly iQ+/iQ3 are both powered by our Ultrasound-on-Chip™ technology, allowing them to power whole-body imaging on a single handheld probe using digital semiconductor technology. Both of these small, handheld devices are priced competitively compared to incumbent, piezoelectric crystal-based ultrasound handhelds and carts. Butterfly iQ+ is our most affordable whole-body scanner offered, listed at approximately $2,700. Butterfly iQ3 – powered by our most advanced P4.3 chip which has double the processing power for best-in-class image quality, new advanced 3D imaging tools for easier use, and a smaller, more ergonomic design – is valued higher at approximately $3,900 per device, but still remains one of the lowest-cost handheld ultrasound devices on the market. Both of our devices are incredibly versatile, allowing providers to access over 20 anatomical presets, 6 imaging modes, and a suite of AI and other calculation tools via Butterfly’s simple mobile application interface, the availability of which are often dependent upon local marketing clearances and therefore availability may differ by country. Our software is designed to make the product easy to use and fully integrated with the clinical workflow, accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet.
Our Butterfly iQ+/iQ3 devices connect directly to a compatible iPhone or Android smartphone or tablet to provide their imaging and software features for approximately two consecutive hours, according to average use as determined from field data analytics. Under normal conditions, the Butterfly iQ3 charges to full battery in two hours, and the Butterfly iQ+ in approximately five hours. The devices have over 20 ready-to-use anatomical presets generated in part with AI that are designed to optimize images obtained from scanning different areas of the body. Within the Butterfly application, users can utilize up to six imaging modes, including B-Mode, Color Doppler, M-Mode, Power Doppler, Pulsed-Wave Doppler, and Biplane Imaging™, as well as advanced tools iQ Slice™ and iQ Fan™.
In addition, advanced measuring tools can be used for a variety of specialties, including nursing and obstetrics. These features allow healthcare practitioners to perform surface area and volume measurements on the anatomical objects that are imaged and can use color Doppler to identify movement of fluid, similar to features provided by legacy products in the market.
•For obstetric clinicians, our devices’ tools can perform gestational age and amniotic fluid index calculations.

•The devices’ tools can provide automated bladder volume calculations with 3D visualizations, enable easier line placements using NeedleViz™ technology and Biplane Imaging™, or produce a B-line count (an indicator of wetness in the lungs) from just a six second ultrasound clip using the Auto B-line Counter.
•Using TeleGuidance™, healthcare practitioners can perform ultrasound remotely, providing real-time guidance by connecting with a novice user or peer directly from the Butterfly app. Through our TeleGuidance™ feature, healthcare practitioners can control the settings of the application while the device is in use and help the user identify the image.
•On the Butterfly iQ3, users can also access new automated image capture modes: iQ Slice™ and iQ Fan™. iQ Slice™ automatically steers the beam to scan an organ and capture up to 46 ultrasound slices at a time across a wide angle. iQ Fan™ is a dedicated lung tool that further builds on the core iQ Slice technology to allow providers to benefit from real-time, back-and-forth virtual fanning, making it easier to visualize A-lines and other lung conditions.
We believe these pre-set settings and intuitive operation features through smartphones will enable healthcare practitioners to adopt our devices, expanding our user base beyond the traditional ultrasound user base. This traditional base of ultrasound users has been limited because existing ultrasound devices often require unique environments and extensive training to operate, while the Butterfly devices were designed to be used by general and other healthcare practitioners across the healthcare industry.
Butterfly devices consist of both durable hardware and dynamic software solutions designed to make ultrasound imaging accessible to all healthcare practitioners, including nurses. We also sell accessories for our devices including cases, adaptors, and carts.
Software Subscriptions
We believe that the software and analytics capabilities of our solution, coupled with the Butterfly devices, empower smarter and expanded scanning, quality assurance, credentialing, documentation, and billing that can generate incremental revenue for both healthcare systems and independent practitioners but also reduce costs for payers from earlier detection and prevention of adverse downstream events due to suboptimal care decisions or treatment complications.
We currently offer different software membership plans, including Core Technology, our base software membership for individual users that is priced at approximately $300 per year, and Advanced Technology, our complete ultrasound solution for individual users that is priced at approximately $420 per year. In addition, we offer other membership plans that are specific to customer needs, including iQ+ Care for bladder scanner and vascular access application solutions, integrated software enterprise solutions to enable ultrasound deployments at scale, and medical education subscriptions for universities.
Through our software subscription options, users can upload scanned images to our HIPAA-compliant cloud, which has unlimited storage and links to electronic medical records (“EMRs”) on hospital and office systems, allowing for seamless transfer of images that can also be accessed from a desktop computer.
Butterfly iQ+ Bladder
In May 2024, we introduced our first specialty product, iQ+ Bladder, in the United States. With iQ+ Bladder, we expand outside of our core point-of-care ultrasound market to better serve the bladder scanning market with our proprietary Ultrasound-on-Chip™ technology. The bundled bladder solution includes an iQ+ Bladder probe, streamlined software, compact rolling cart, tablet, and power splitter, paired with premium assembly.
The rolling cart features storage space and a probe charging dock for enhanced convenience and readiness, and a large tablet is mounted to the cart with tilted brackets that rotate 360° and pan 180° for optimum viewing and positioning. The probe is paired with streamlined software, designed to address the specific needs of nurses and other providers who regularly conduct bladder scans. The application has a user-friendly interface, with no login or configurations necessary, allowing for immediate access to quick and intuitive scans. To empower confident, accurate measurement, the solution offers walkthrough guidance for proper probe placement, and it also leverages Butterfly’s advanced bladder visualization capabilities, including 3D rendering to confirm true bladder anatomy.

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
The Butterfly enterprise platform is built for organizations, including hospital systems, medical schools and residency programs. With this platform, institutions can rapidly and easily access ultrasound-enabled insights and oversight of their entire ultrasound program on one streamlined software solution. Benefits include, but are not limited to:
•Streamlined documentation & QA workflows,
•Increased billable exams,
•Centralized governance and program management,
•Cloud storage access,
•Ensured interoperability, and
•Education, proficiency, and credentialing management.
Educational Tools
In January 2024, ScanLab™ went live in the Apple App Store. Our AI-powered, educational ScanLab™ app provides written walkthroughs and reference imagery to guide real-time educational scanning. Enhancing the learning process are AI image quality indicators that provide real-time feedback for image adjustment and interactive AI labeling to help learners locate key anatomy.
Our platform features education tools to enable users to quickly gain proficiency in conducting exams, including hundreds of educational videos taught by experts. In 2023, we launched Butterfly Certified™, a complete set of virtual and in-person POCUS courses designed to provide practitioners with the skillsets necessary to meet local training or privileging requirements, delivered in collaboration with the Global Ultrasound Institute (“GUSI”). The hands-on training packages, which are expert-led and include tailored tracks across specialties that can be scaled for individual or department use, are available in the United States through direct Butterfly sales representatives. In 2021, we launched Butterfly Academy™, which provides embedded education and training to enable clinicians across care settings, to support long-term scaling of Butterfly throughout a healthcare system and for use in medical education applications.
Butterfly iQ+ Vet
In 2021, we launched Butterfly iQ+ Vet, a handheld ultrasound system that leverages the technology developed for our other iQ devices and is designed to bring value to veterinarians in a variety of care settings, helping to usher in a new standard for veterinary medicine.
As of December 31, 2024, iQ+ Vet is available in approximately 20 international markets, bringing first-of-its-kind innovation to veterinarians. The product includes a specially designed animal-specific probe for ease of use and maneuvering, Color-Doppler, and NeedleViz. We are changing the way that veterinarians deliver care, providing more information through imaging at the point-of-care, particularly since their patients do not speak.
When Butterfly launched its Auto B-Line Counter for human care in 2023, our Vet business saw an opportunity to use it in production cattle. There are one million cattle producers in the U.S. alone. They often prophylactically give their cattle expensive antibiotics to control disease spread and protect their herds. Our device has now been validated through publications affirming its utility in earlier detection of bovine respiratory disease to reduce antibiotic use – which could ultimately save time and money and has implications for supporting more sustainable upkeep of our cattle food supply.

Marketing and Sales
We market our products worldwide, in the U.S. through our targeted sales organization and internationally through both our direct sales force and our distributors. In the U.S., our sales organization is engaged in sales efforts and promotional activities primarily to healthcare institutions through direct sales and distributor partnerships. In the United States, Butterfly has been purchased by a clinician in most of the 100 largest healthcare systems. We use a variety of marketing tools to drive adoption, foster continued usage, and establish brand loyalty for our devices and software. We recognize the importance of the role of education in accelerating adoption of our products by those medical professionals without existing ultrasound skills.
We sell through three main channels:
•A targeted, regional, direct sales force focused on large healthcare system-wide implementations.
•An eCommerce website through which we sell our Butterfly devices to healthcare practitioners and veterinarians in these geographies, where allowed by local law.
•Distributor, veterinary, and affiliate relationships to unlock additional channels to supplement our direct and eCommerce sales.
Because healthcare institutions often make decisions to purchase on a system-wide level, we believe enterprise sales can generate economies of scale with larger volumes and larger numbers of users, while also increasing user retention. The health system channel also yields more comprehensive software subscriptions, which further increases our revenue from devices and subscriptions sold. We are working towards increasingly integrated solutions to maximize our value to large healthcare customers, as well as continuing to improve our sales and support infrastructure. Our ability to connect and integrate with traditional third-party ultrasound systems gives enterprise customers a solution to the governance and workflow challenges that may have previously limited the utilization and billing of point of care imaging devices. Health system customers deploying our solution can benefit from a streamlined clinical workflow that reduces the exam documentation burden typically associated with traditional ultrasound systems. By adopting Butterfly’s enterprise solution, customers can responsibly manage and optimize value from their fleets of point of care imaging devices.
Our international sales organization is focused on expanding access to innovative ultrasound technology through a strategic mix of direct sales, distribution partnerships, and e-commerce. We continue to refine our global go-to-market approach by optimizing our distribution network, investing in partner training, and ensuring regulatory compliance in key markets. Our international growth strategy prioritizes market expansion, healthcare provider education, and commercial execution, driving increased adoption across diverse healthcare ecosystems worldwide. We sell directly in Germany and the United Kingdom, and, through our distribution partnerships and e-commerce platform, our commercial footprint extends to approximately 40 countries.
We continue to develop our sales and marketing organization, which consists of a dedicated sales team, sales operations and sales support personnel that are complemented by a marketing team. As of January 31, 2025, we had approximately 60 people employed globally in sales, sales support, and marketing.
Geographic Areas
Butterfly is being used in over 100 countries. Outside of our core commercial geographies, Butterfly is also being utilized through collaborations with non-governmental organizations (“NGOs”) like the Gates Foundation to deliver our technology to underserved communities. Currently, we have placed our device with hundreds of NGOs, entities, and healthcare professionals that align with our mission to deliver care around the world and bring potentially lifesaving medical imaging to patients, often for the first time.
POCUS capabilities have been commercially available for decades, yet adoption in low-and-middle income countries is minimal. Butterfly’s global health program seeks to upend that paradigm by leveraging our technology to democratize medical imaging for marginalized and vulnerable populations around the world. In 2024, we completed the second phase of the world’s largest rapid POCUS deployment to sub-Saharan Africa, funded by a $5 million grant from the Gates Foundation. The initiative has brought 1,000 Butterfly iQ+ probes and ultrasound training to a region of the world that has disproportionately high rates of maternal mortality. Preliminary findings from the first phase of deployment in Kenya demonstrate, among other findings, that:
•95% of the participant providers in Kenya are now using Butterfly to detect high-risk conditions and inform treatment decisions.
•80% of the participant providers have trained at least 2 other providers at their hospital to drive further wide scale use.
•80% of surveyed mothers reported experiencing happiness upon seeing their baby on screen.
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
In terms of geographic markets, for the fiscal year ended December 31, 2024, a substantial majority of our revenues were derived from sales to customers based in the United States. We believe our differentiated Butterfly handheld device and our growing user base of Butterfly practitioners, with sales to or agreements with most of the largest 100 U.S. healthcare systems and devices deployed across approximately 100 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.
Research and Development
We plan to develop future applications, subject to appropriate marketing authorization, to leverage our unique hardware foundation and commitment to improving our software using AI. Simultaneously, we plan to enhance our software capabilities, pursuing regulatory authorizations as necessary, with new features to support clinical procedures. We also plan to further enhance workflow automations for our Compass™ software, in order to more deeply integrate our platform with healthcare systems, as we work with these customers to deploy Butterfly in their organizations.
In this way, we expect our solution will continue to innovate naturally, as well as through our enhancements to our proprietary technology. In order to pave the way for future phases of our HomeCare Services Business, we anticipate we will need to validate the at-home applications through focused clinical trials and also seek additional regulatory authorizations.
We believe these hardware developments, along with our software enhancements and user education initiatives, will bring ultrasound to even more healthcare systems and healthcare practitioners. We believe that with our differentiated and continually expanding solution, we have the potential to drive user adoption and change clinical behavior.
Beyond these hardware and software product roadmaps, we plan to develop new innovative products, services, and software applications in partnership with healthcare systems, leveraging our core technology and platform capabilities. Through this product development, we believe we will be positioned to remain on the forefront of medical imaging with a continued focus on both enabling access to more information at low cost and reduced effort and allowing us to enable healthcare practitioners to transform care with Butterfly through our education offerings, an intuitive interface, and AI that unlock the power of point-of-care information quickly and confidently.
Reimbursement
While we do not bill health plans directly, practitioners can leverage pre-existing, routine Current Procedural Terminology® codes (“CPT codes”) that enable them to obtain per-scan reimbursement in the specialties of anesthesiology, cardiology, critical care, emergency medicine, endocrinology, and ultrasound-guided procedures.
Competition
Several large companies currently constitute the bulk of ultrasound sales. High regulatory, distribution, manufacturing, and service-related long-term contractual costs represent significant barriers to entry for any new player. We expect that the existing market participants will remain strong active players in the future.
As a general matter, we view competition on two levels:

•Conventional ultrasound systems; and
•The development of other handheld ultrasound systems with the same or better attributes.
The primary competition comes from established market participants offering conventional ultrasound systems. While Butterfly's target is often non-traditional ultrasound users, we do compete with both traditional ultrasound manufacturers and other handheld ultrasound systems. However, Butterfly’s semiconductor technology differentiates us from our competitors in many ways, including the fact that our probes do not rely upon lead-based piezoelectric crystals that many of our competitors have relied upon since inception. Our semiconductor technology similarly enables a more versatile probe capable of performing whole-body scans, which is generally not possible with handheld ultrasound systems that rely upon piezoelectric crystals. Furthermore, Butterfly’s lack of reliance upon lead piezoelectric crystals allows us to remain RoHS-compliant in the EU without the use of the exemption from RoHS requirements for lead in single crystal piezoelectric materials in ultrasound transducers — an exemption that is not guaranteed to continue in perpetuity and that, as of October 2024, Butterfly has formally submitted a request to revoke to the European Commission.
Human Capital Resources
Our employees embody our mission to democratize healthcare and to make medical imaging accessible to everyone around the world by using our proprietary technology. We are committed to growing and cultivating an environment that values the diverse perspectives, backgrounds, experiences, and geographies of our employees and other stakeholders. We believe that our people are the reason for our success, and we have organized ourselves to maximize productivity and performance. We maintain a high bar for talent and actively work to build diversity within our workforce.
Demographics. As of January 31, 2025, we had approximately 190 employees. As of January 31, 2025, approximately 165 of our employees were located in the United States and approximately 25 of our employees were located outside the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed. In July 2024, we entered into an agreement with a third-party global technology and business transformation partner to optimize and lower the cost of certain non-specialized technical functions. As part of the transition into this new partnership, a portion of the Company's workforce will be in lower-cost geographies.
Total Rewards. To attract qualified applicants to Butterfly and retain our employees, we offer a competitive total rewards package for all employees, consisting of market-competitive base salaries, annual target cash bonuses that recognize and reward company performance as well as individual results, long-term equity incentives that encourage our employees to focus on long-term value creation, and other comprehensive benefits, such as a 401(k) plan with employer matching and an Employee Stock Purchase Plan.
Employee Health. Aligned with our mission to make healthcare more accessible, we believe our employees should not have to worry about their health care costs. Butterfly offers employees medical, dental, and vision coverage that is covered at 100%, and we provide an employer-funded health savings account for out-of-pocket expenses. Our coverage encompasses mental, physical, and emotional well-being through our employee assistance program, which provides emotional support, work-life solutions, and other personal guidance resources. We are also focused on ensuring all of our employees, as well as temporary contractors and visitors to our sites, can work safely.
Manufacturing
Our Butterfly devices are built using both custom-made and off-the-shelf components supplied by vendors and contract manufacturers. The key custom-made component in the Butterfly probe is the ultrasound transducer module consisting of a custom micro-electro-mechanical systems ultrasound semiconductor chip and lens which are manufactured in Taiwan and then sent to Thailand for assembly.
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
Many of our Butterfly probes are manufactured, tested and shipped by Benchmark Electronics, Inc. (“Benchmark”) from its facilities in Thailand. We believe that this manufacturing strategy and supply chain is efficient and conserves capital.

However, in the event it becomes necessary to utilize a different contract manufacturer for our Butterfly products, we would experience additional costs and difficulties in doing so.
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
The FSA’s current term expires on December 31, 2026, subject to automatic renewal for successive two-year terms unless terminated by either party upon three months’ notice prior to the end of the then-current term. The FSA may also be terminated by written notice at any time upon the bankruptcy or insolvency of or upon or after a material breach by the other party. Either party may terminate the FSA immediately, with or without cause, by giving the other party 12 months’ prior written notice of termination. In addition, TSMC may terminate the FSA if we do not place a purchase order for a period of 12 consecutive months or upon certain change of control transactions, including a merger, consolidation or other change of control or similar transactions to which we are party involving a semiconductor provider.
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
The MSA’s current term expires on October 1, 2026, subject to automatic renewal for successive two-year terms unless either party gives 180 days’ prior written notice before the end of the then-current term to the other party electing not to renew the MSA. The MSA or any purchase order under the MSA may be terminated by either party for convenience upon 90 days’ prior written notice to the other party. The MSA may also be terminated by either party by written notice upon the occurrence of (i) a breach by the other party under the MSA which is not cured within 30 days after written notice by the terminating party, (ii) the other party becomes insolvent, dissolves, liquidates or ceases to conduct business or (iii) the occurrence of payment-related breaches. Benchmark may also terminate the MSA upon the filing of any petition against us under bankruptcy or similar laws, where such petition is not vacated within 10 days via court order.

Exclusive Distribution Agreement with Cardinal Health 105, Inc.
In July 2018, we entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Cardinal Health 105, Inc. (“Cardinal Health”). Under the Distribution Agreement, Cardinal Health acts as the distribution agent and authorized distributor of record of our products to our customers, including, but not limited to, wholesalers, specialty distributors, physicians, clinics, hospitals, pharmacies and other healthcare providers, in the United States. Under the Distribution Agreement, we provide Cardinal Health with forecasts of the volume of our products to be handled and distributed by Cardinal Health. We make payments to Cardinal Health for its distribution services pursuant to a fee schedule. The Distribution Agreement’s current term expires on August 31, 2026. The Distribution Agreement is subject to automatic renewal for additional successive two-year terms unless terminated.
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
As of February 13, 2025, we owned approximately 620 issued patents and pending patent applications in the United States and foreign jurisdictions, including the European Union and the United Kingdom. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between approximately 2030 and 2045.
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
Exclusive (Equity) Agreement with Leland Stanford Junior University
In June 2013, we entered into an Exclusive (Equity) Agreement (the “Stanford Agreement”) with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). Pursuant to the Stanford Agreement, Stanford granted us a co-exclusive, worldwide license to make, have made, use, import, offer to sell, and sell products covered by patent rights to Stanford’s wafer bonding technology. The rights licensed to us are for ultrasound applications using the wafer bonding technology excluding certain applications. As of December 23, 2023, the license became nonexclusive until the last licensed patent expires. The last licensed patent is currently expected to expire in 2030. The rights licensed to us are sublicensable, subject to Stanford’s prior approval. The Stanford Agreement outlines certain milestones to be met by us in connection with the development and sales of these products.
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
Stanford may terminate the agreement in the event that we are materially delinquent on any payment, fail to diligently develop and commercialize a product incorporating the licensed technology, materially miss a milestone under the agreement, are in material breach of any substantive provision under the agreement, or knowingly provide any false report or are materially delinquent on any report, in each case which is not remedied within the applicable cure period. In addition, if we are not diligently developing and commercializing such a product incorporating the licensed technology, materially miss a milestone or knowingly provide a false report or are delinquent on any report, and we do not cure, the agreement shall not terminate, but it remains subject to termination by Stanford. We may terminate the agreement at any time upon at least 30 days’ prior written notice. Upon termination of the agreement, all rights to the licensed technology revert to Stanford. Our obligation to pay royalties accrued or accruable survives any termination or expiration of the agreement.
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
The Food, Drug, and Cosmetic Act (“FDCA”) classifies medical devices into three classes based on risk. Butterfly devices are considered Class II devices which are considered moderate risk. There are also Class I (lowest risk) and Class III (highest risk) devices, with more stringent regulatory requirements applicable to higher-risk devices. Commercial sales of Class II (except for Class II exempt devices) and Class III medical devices in the U.S. must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FDCA for Class II or the granting of a premarket approval for Class III. The development of a medical device typically requires extensive non-clinical testing and, for some devices, clinical testing involving human subjects.
After a device is placed on the market, regardless of its classification, numerous FDA regulatory requirements apply, including establishing registration and device listing, labeling, post-market record keeping and reporting, and the Quality System Regulation. These requirements are detailed, comprehensive, and require extensive investment and resources to comply with legal and regulatory requirements.
The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our offerings to ensure that our claims are consistent with our regulatory clearances and approvals, that there is data to substantiate the claims, and that our materials are not false or misleading.
Pertaining to our veterinary devices, in the United States, the FDA does not require submission of a 510(k), PMA, or any premarket clearance or approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. The FDA has regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these veterinary devices are safe, effective, and properly labeled.
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
While Butterfly does not submit claims for reimbursement, the U.S. federal healthcare laws apply when our customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded healthcare programs, including laws related to kickbacks, false claims, self-referrals, and healthcare fraud and abuse. These laws apply when claims are submitted for procedures that use our products. Similar state false claims, anti-kickback, anti-self-referral, and insurance laws also apply to state-funded Medicaid and other healthcare programs and private third-party payers. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties and expose us to civil liability and risk of further enforcement action under the U.S. Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), or other healthcare fraud and abuse laws. In addition, as a manufacturer of U.S. FDA-cleared and -approved devices and drugs reimbursable by federal healthcare programs, we are subject to the U.S. Physician Payments Sunshine Act (the “Sunshine Act”), which requires us to annually track and report to the federal government certain payments and other transfers of value we make to U.S.-licensed physicians and other healthcare professionals or U.S. teaching hospitals, and to similar state equivalents.
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
Information Available on the Internet
Our internet address is www.butterflynetwork.com, to which we regularly post copies of our press releases as well as additional information about us. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under Securities and Exchange Commission (“SEC”) Regulation FD. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, proxy, and information statements and all amendments to those reports, will be available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website is not meant to be incorporated into, and does not constitute a part of, this Annual Report on Form 10-K or any of our other filings with the SEC.
Item 1A. RISK FACTORS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements include projections about our finances, plans and objectives for the future, future operating and economic performance, and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report.
You should consider carefully the following risk factors, together with all of the other information included in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations, or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.
Unless the context otherwise requires, references in this section to “we,” “us,” “our,” and the “Company” refer to Butterfly Network, Inc. and its subsidiaries.

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
Since inception, we have devoted substantially all of our financial resources to develop our products and related services. We have financed our operations primarily through the issuance of equity and convertible debt securities. We have generated limited revenue from the sale of our products and services to date and have incurred significant losses. The amount of our future net losses will depend, in part, on sales and on-going development of our products and related services, the rate of our future expenditures, and our ability to obtain funding through the issuance of our securities, strategic collaborations, or grants. We expect to continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
Our ability to generate future revenue from product and service sales depends heavily on our success in many areas, including, but not limited to:
•launching and commercializing current and future products and services, either directly or in conjunction with one or more collaborators or distributors;
•obtaining and maintaining marketing authorization with respect to each of our products and maintaining regulatory compliance throughout relevant jurisdictions;
•maintaining clinical and economical value for end-users and customers in changing environments;
•addressing any competing technological and market developments;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for our products; and
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.
We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision about us.
Since our inception, we have engaged in R&D activities and launched our first product, Butterfly iQ, in 2018, our second product, Butterfly iQ+, in 2020, and our third product, Butterfly iQ3, in 2024. Since commercialization of the Butterfly iQ, we have also engaged in the continued development and sales of our enterprise software. We have financed our operations primarily through the issuance of equity securities and convertible debt. We have incurred net losses of $72.5 million, $133.7 million, and $168.7 million in the years ended December 31, 2024, 2023, and 2022, respectively. Our accumulated deficit as of December 31, 2024 was $802.1 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of our products and service offerings in line with the demand from current and future customers and our aggressive business strategy. We may be unable to achieve any or all of these goals.
Risks Related to Our Business and Operations
Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
We have developed, and we are engaged in the development of, ultrasound imaging solutions using our ultrasound-on-a-semiconductor-chip technology. We are commercializing Butterfly iQ+ and Butterfly iQ3 point-of-care ultrasound imaging devices. Our success will depend on the acceptance of our products and services in the U.S. and international healthcare markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products, including traditional cart-based ultrasound devices used in hospitals, imaging centers, and physicians’ offices, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize our current products and services and to commercialize any potential future products and services include:
•challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges; and
•dependence upon physicians’ and other healthcare practitioners’ acceptance of our products.
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
The market for point-of-care medical devices is characterized by rapid technological change, medical advances, and evolving industry standards. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.
Our success will depend on our ability to enhance our current technology, services, and systems and develop or acquire and market new technologies to keep pace with technological developments and evolving industry standards, while responding to changes in customer needs. A failure to adequately develop or acquire device enhancements or new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.
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
In addition, many of our competitors are well-established manufacturers with significant resources and may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products, or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.
We will be dependent upon the success of our sales and customer acquisition and retention strategies.
Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. If we fail to maintain a high quality of service or a high quality of device technology, we may fail to retain existing users or add new users. If we do not successfully continue our sales efforts and promotional activities, particularly to health systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed. Our future success depends upon continued expansion of our commercial operations in the United States and internationally, as well as entering additional markets to commercialize our products and services. We believe that our growth will depend on the further development and commercialization of our current products and services, and marketing authorization of our future products and services. If we fail to expand the use of our products and services in a timely manner, we may not be able to expand our market share or to grow our revenue. Our financial performance will be substantially dictated by our success in adding, retaining, and engaging active users of our products. If customers do not perceive our products or services to be useful, reliable, and trustworthy, we may not be able to attract or retain customers or otherwise maintain or increase the frequency and duration of their engagement. As our business model is predicated on both hardware and software sales, there is risk that any decline in software renewal rates will adversely impact our business. To date, utilization of our software has varied across different medical specialties, but usage does not directly correlate to renewal of subscriptions, as different medical specialties interact with the device in different ways depending on their clinical focus and routine. A decrease in customer retention, growth or engagement with our products and services may have a material and adverse impact on our revenue, business, financial condition, and results of operations.
Any number of factors could negatively affect customer retention, growth, and engagement, including:
•customers increasingly engaging with competing products;
•failure to introduce new and improved products and services;
•inability to continue to develop products for mobile devices that customers find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;
•changes in customer sentiment about the quality or usefulness of our products and services or concerns related to privacy and data sharing, safety, security, or other factors;
•inability to manage and prioritize information to ensure customers are presented with content that is engaging, useful, and relevant to them;
•adverse changes in our products that are mandated by legislation or regulatory agencies, both in the United States and internationally; or
•technical or other problems preventing us from delivering products or services in a rapid and reliable manner or otherwise affecting the user experience.
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
During the years ended December 31, 2024, 2023, and 2022, approximately 23%, 21%, and 30%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:
•required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;
•trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers, and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;
•difficulties protecting, procuring, or enforcing intellectual property rights internationally;
•required compliance with anti-bribery laws, such as the FCPA and the UK Bribery Act of 2010, data privacy requirements, labor laws, and anti-competition regulations;
•laws regulating the confidentiality of sensitive personal information and the circumstances under which such information may be released and/or collected;

•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•political and economic instability and war or other military conflict, including the ongoing conflict occurring in Ukraine, which could have a material adverse impact on our sales in Europe and elsewhere; and
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers.
Furthermore, the new U.S. presidential administration has publicly expressed support for greater restrictions on free trade and the increase of tariffs on goods imported into the United States. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results, and financial condition may be adversely affected.
If we are unable to attract, recruit, train, retain, motivate, and integrate key personnel, we may not achieve our goals.
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
From time to time, our efforts to attract, recruit, train, retain, integrate, and motivate key personnel may also subject us to litigation or other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by current or former employees, government agencies, or others, through private actions, class actions, administrative proceedings, or other litigation. These legal proceedings may involve allegations of illegal, unfair, or inconsistent employment practices, including wage and hour, discrimination, harassment, wrongful termination, retaliation, violations of law, or other concerns. Even if the allegations against us are unfounded or we ultimately are not held liable, we may experience related negative publicity resulting in damage to our reputation. Further, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties, or judgments against us and may consume management’s bandwidth and attention, some or all of which may negatively impact our financial condition and results of operations.
Having diverse representation and an inclusive workplace can also impact our ability to attract and retain talent and is an important driver of our ability to compete and innovate. As such, our ability to attract and retain diverse talent can impact our corporate reputation and have adverse consequences to our business.
The loss of one or more key employees, our inability to attract or develop additional qualified employees, and any delay in hiring key personnel could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
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
Geopolitical tensions between Taiwan and China have risen steadily in recent months. War or other military conflict in or near Taiwan, pandemics, and certain natural disasters, such as earthquakes which are commonplace in Taiwan, may result in the destruction or disruption of TSMC’s ability to supply wafers and have downstream implications for our Company.
If we were to lose TSMC as a component supplier, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver our products or instruments to customers could occur if we encounter delays or difficulties in securing these components, if the quality of the components supplied do not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed.
We rely on a single contract manufacturer, Benchmark, to test, assemble, and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.
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
In the event it becomes necessary to utilize a different contract manufacturer for our component products, we would experience additional costs, delays, and difficulties in obtaining such components as a result of identifying and entering into an agreement with a new contract manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our devices, and our business would suffer.
We have and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.
Due to supply constraints, we have seen our costs increase in 2024, but we were largely able to offset these costs through manufacturing efficiencies and pricing actions. However, we expect there will continue to be supply constraints; our suppliers are continuing to raise prices and may continue to raise prices in the future, which we may not be able to offset through manufacturing efficiencies or pricing actions. Because we currently rely on TSMC to supply our custom components and on Benchmark to manufacture our finished products, such pricing pressures from either party could increase our costs and force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.
We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.
We may encounter unforeseen situations that would result in delays or shortfalls in our production as well as delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. The FDA (and comparable foreign regulatory authorities) has comprehensive and prescriptive guidelines for medical device component manufacturers, requiring these manufacturers to establish and maintain processes and procedures to adequately control environmental conditions that could adversely affect product quality and impact patient safety. Clean room standards are an example of these requirements. Failure of component manufacturers or other third-party suppliers to comply with applicable standards could delay the production of our products. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected, and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.

We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.
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
An interruption in our operations could occur if we encounter delays or difficulties in securing these materials and components, if the quality of the materials and components supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials and components provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation. To mitigate this risk, we typically carry significant inventory of critical components. While we believe that our level of inventory is currently sufficient for us to continue the manufacturing of our products without a disruption to our business in the event that we must replace one of our suppliers, there can be no assurance that we can maintain this level of inventory in the future.
Acquisitions, joint ventures, or other strategic transactions could disrupt our business, cause dilution to our stockholders, and otherwise harm our business.
We may acquire other businesses, products, or technologies as well as pursue strategic alliances, joint ventures, technology licenses, investments in complementary businesses, or other strategic initiatives. For example, in November 2024, we announced our plan to form Octiv, LLC, a wholly-owned subsidiary dedicated to bringing our proprietary chip to new non-competitive markets. However, we may not be successful in achieving this objective. Other than the Business Combination, we have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with customers, distributors, manufacturers, or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies, and operations into our existing business;
•diversion of management’s time and focus away from operating our business to acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses; and
•possible write-offs or impairment charges relating to acquired businesses.
Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.
In addition, the anticipated benefit of any acquisition or other strategic transaction may not materialize. Future acquisitions, dispositions, or other strategic initiatives could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing, or size of future joint ventures, acquisitions, or other strategic transactions, or the effect that any such transactions might have on our operating results.
If we are unable to continue the development of an adequate sales and marketing organization and/or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our products in the future.
We must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to market and sell our products to maintain the commercial success of our devices and to achieve commercial success for any of our future products. Developing and managing a direct sales organization is a difficult, expensive, and time-consuming process.
To continue to develop our sales and marketing organization to successfully achieve market awareness and sell our products, we must:
•continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;
•effectively train our sales and marketing personnel in the benefits and risks of our products;
•establish and maintain successful sales, marketing, training, and education programs that educate health care professionals so they can appropriately inform their patients about our products;
•manage geographically dispersed sales and marketing operations; and
•effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.
We may not be able to successfully manage our sales force or increase our product sales at acceptable rates.
If we are unable to establish and maintain adequate sales and marketing capabilities, or enter into and maintain arrangements with third parties to sell and market our products, our business may be harmed.
We cannot guarantee that we will be able to maintain our current volume of sales in the future. A substantial reduction in sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales or marketing services in the United States, Europe, or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, the growth of market acceptance of our products by healthcare practitioners outside of the United States will largely depend on our ability to continue to demonstrate the relative safety, effectiveness, reliability, cost-effectiveness, and ease of use of such products. If we are unable to do so, we may not be able to increase product revenue from our sales efforts in Europe or other countries. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
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
Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition, and pricing pressures. We face competition from international and domestic companies of all sizes. Competition is primarily focused on cost effectiveness, price, service, product performance, and technological innovation. Our ability to compete successfully may be adversely affected by factors such as:
•the introduction of new products or product enhancements by competitors;
•the development of new technology or the application of known or unknown technology;
•a failure to satisfy local market conditions and regulations, such as mandatory IP transfers, protectionist measures, and other government policies supporting increased local competition;
•the emergence of new market entrants;
•a failure to maintain or expand relationships with existing customers or attract new customers;
•cost of production or delivery, whether due to geographic location, currency fluctuations, taxes, duties, or otherwise, which may enable our competitors to offer greater discounts or lower prices;
•the perception of our brand and image in the market;
•a failure to successfully enter new geographic or adjacent product markets;
•changing regulatory standards, legal requirements, or enforcement rigor; or
•consolidation among customers, suppliers, channel partners, or competitors.

Our inability to obtain and maintain regulatory authorizations for, and supply commercial quantities of, our offerings as quickly and effectively as our competitors are able to could limit market acceptance. Furthermore, our markets are continually evolving and thus revenues and income are difficult to forecast. Any of these competitive factors could adversely affect our pricing, margins, and market share and have a material adverse effect on our business results, cash flows, financial condition, or prospects.
Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates, and overall economic conditions and uncertainties. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $634.8 million, of which approximately $73.7 million will begin to expire in 2031 if not utilized. Unused NOLs may be carried forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. State NOLs and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.
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
Risks Related to Government Regulation and Other Legal Compliance Matters
We are subject to extensive government regulation, which could restrict the development, marketing, sale, and distribution of our products and could cause us to incur significant costs.
Our ultrasound imaging products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local, and foreign government authorities. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing, and recalls. For a discussion on the relevant regulatory regime, see , in Item 1, Business – Government Regulation.
We cannot assure that any new medical devices or new uses or modifications for our FDA-cleared or CE-marked devices will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. In the event we are unable to leverage existing or predicate devices for future products, we may experience delays and additional costs to obtain FDA approval or CE marking for such future products. Even if such clearances or approvals are received, they may not be for all indications for which we pursue. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.
Our business is subject to unannounced inspections by the FDA to determine our compliance with FDA requirements. FDA inspections can result in inspectional observations on Form FDA 483s, warning letters, untitled letters, or other forms of more significant enforcement action. If the FDA concludes that we failed to comply with any regulatory requirements during an inspection, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.
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
If we, our contract manufacturers or our component suppliers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable costs, and in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.
We, our contract manufacturers, and our component suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure investors that our facilities or our third-party manufacturers’ or suppliers’ facilities would pass any future quality system inspection. Failure of our or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse quality system inspection finding could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations.
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
The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. In February 2020, we initiated a voluntary recall of two software tools after being notified by the FDA that each of them required 510(k) clearance. The FDA evaluated the recall and subsequently terminated it in June 2020. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits.
We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our products, including fines, penalties, and injunctions.
Our promotional materials and training methods must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. However, if the FDA determines that our promotional materials or training materials promote a 510(k)-cleared or approved medical device in a manner inconsistent with its labeling, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an Untitled Letter, a Warning Letter, injunction, seizure, civil fine, or criminal penalties. In addition to ensuring that the claims we make are consistent with our regulatory clearances or approvals, the FDA also ensures that promotional labeling for all regulated medical devices is neither false nor misleading.
It is also possible that other federal (such as the FTC), state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or to be false, unsubstantiated, or misleading, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of our products could be impaired, in addition to legal consequences, which may include fines, penalties, product liability claims, and other legal actions.
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
We are subject to federal, state, and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
Our relationships with customers and third-party payers are subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians, or other purchasers of medical devices. See Item 1, Business – Government Regulation.
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
We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products often are connected to, and reside within, our customers’ information technology (“IT”) infrastructures. In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities may review such protections when granting marketing authorizations. While we seek to protect our products and IT systems from unauthorized access, these measures may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, increase in sophistication, and often are not identified at the time that they are launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers. Additionally, we offer software and cloud products that are developed by, controlled by, or are hosted by third-party providers. A cybersecurity breach of our systems or products, of our customers’ or service providers’ network security and systems, or of other third-party services could disrupt treatment being delivered to patients or interfere with our customers’ operations, and could lead to the loss of, damage to, or public disclosure of our employees’ and customers’ stored information, including personal data, such as PHI. Such an event could have serious negative consequences, including alleged customer or patient harm, obligations to notify enforcement authorities or users of our products, voluntary or forced recalls of or modifications to our products, regulatory actions, fines, penalties and damages, reduced demand for or use of our offerings by customers, harm to our reputation, and time-consuming and expensive litigation, any of which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
There are increasingly large volumes of information, including patient data, being generated that need to be securely processed and stored by healthcare organizations. There has been an increase in the frequency and sophistication of the cybersecurity threats we and our service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine and conflict in the Middle East, and the increased adoption of AI technologies, may further heighten the risk of cyber-attacks. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, IP, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.
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
We rely on software, SaaS, hardware, and other material components from a number of third parties to manufacture our products. If a material cyber incident impacting a supplier were to result in its prolonged inability to use, manufacture, and/or ship such components, this could impact our ability to manufacture and/or use our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability emerging within such software could expose our customers to increased cyber risk. While we have undertaken efforts to mitigate cybersecurity risks, these efforts may not prevent all incidents.
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
Healthcare reforms, changes in healthcare policies, and changes to third-party coverage and reimbursements, including legislation enacted reforming the U.S. healthcare system and both domestic and foreign healthcare cost containment legislation, and any future changes to such legislation, may affect demand for our products and services and may have a material adverse effect on our financial condition and results of operations. The ongoing implementation of the Affordable Care Act in the United States, as well as state-level healthcare reform proposals, could reduce medical procedure volumes and impact the demand for medical device products or the prices at which we can sell products. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements are uncertain. There can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. The adoption of significant changes to the healthcare system in the United States, the EEA, or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes, and increase operational and other costs.
Healthcare industry cost-containment measures could result in reduced sales of our products and services.
Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governmental authorities, insurance companies, and other payers of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients for procedures that use our products, sales of our products may decline significantly and our customers may reduce or eliminate purchases of our products. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, GPOs and IDNs have also concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies.

Risks Related to Butterfly’s Intellectual Property
If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.
We rely on patent protection as well as trademark, copyright, trade secret, and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 13, 2025, we owned approximately 620 issued patents and pending patent applications in the United States and foreign jurisdictions, including the European Union and the United Kingdom. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between approximately 2030 and 2045. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted or whether the scope of such patents, if granted, will adequately protect our products from competitors. It is possible that, for any of our patents that have been granted or that may be granted in the future, others will design alternatives that do not infringe upon our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:
•We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or granted patents;
•We or our licensors might not have been the first to file patent applications for our inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) that could result in substantial cost to us. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;
•Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;
•It is possible that our owned or licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;
•We may not develop additional proprietary products and technologies that are patentable;
•The patents of others may have an adverse effect on our business; and
•While we apply for patents covering our products and technologies and uses thereof, as we deem appropriate, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions
Filing, prosecuting, and defending patents on current and future products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.
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
Our wafer bonding technology for use in ultrasound applications is licensed to us from Stanford on a non-exclusive basis. We also license on a non-exclusive basis 7 active patents from Stanford. We do not own the patents that underlie these licenses. Our rights to use the licensed technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under the license agreements with Stanford include the following:
•royalty payments;
•meeting certain milestones pertaining to development, commercialization, and sales of products using the licensed technology;
•annual maintenance fees;
•using commercially reasonable efforts to develop and sell a product using the licensed technology and developing a market for such product; and
•providing certain reports.
If we breach any of these obligations, Stanford may have the right to terminate the licenses, which could result in us being unable to develop, manufacture, and sell products using the licensed technology. Termination of our license agreements with Stanford would have a material adverse effect on our business.
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
Licensing intellectual property involves complex legal, business, and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operations.
If we or any of our partners are sued for infringing the intellectual property rights of third parties, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business. We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful.
Our success also depends on our ability to develop, manufacture, market, and sell our products and perform our services without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products and services. As is common in the medical device industry, we also engage the services of specialized consultants and employees who are currently providing or previously provided services to our competitors, and we may become subject to claims that we, an employee, a consultant, or an independent contractor inadvertently or otherwise used or disclosed trade secrets, intellectual property, or other information proprietary to their former employers or their former or current clients. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may claim that our products and/or services infringe their intellectual property rights and may suggest that we enter into license agreements.
Even if such claims are without merit, we could incur substantial costs and the attention of our management and technical personnel could be diverted in defending us against claims of infringement made by third parties or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products or services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators, or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property.
There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space. As we face increasing competition and as our business grows, we will likely face more claims of infringement. If a third party claims that we or any of our licensors, customers, or collaboration partners infringe upon a third party’s intellectual property rights, we may have to:
•seek licenses that may not be available on commercially reasonable terms, if at all;
•abandon any infringing product or redesign our products or processes to avoid infringement;
•pay substantial damages including, in an exceptional case, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;
•pay substantial royalties or fees or grant cross-licenses to our technology; or
•defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.
Competitors may infringe our patents or the patents that we license. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can also be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable, or being interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
The America Invents Act (“AIA”) was signed into law on September 16, 2011, and many of the substantive changes under the AIA became effective on March 16, 2013. The AIA is the primary governing legislation in the United States, and many of the countries we operate within have similar governing legislation. Additionally, courts and administrative bodies often issue rulings on matters related to patent and intellectual property enforcement actions, which may either adversely or beneficially impact our ability to enforce our patent and intellectual property rights within the United States and elsewhere. The laws governing patent prosecution and enforcement are subject to change in unpredictable ways, and such changes may be influenced by rulings of courts and other administrative bodies. These changes may weaken our ability to obtain new patents and/or enforce the rights of our existing patents.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
Although we intend to monitor any use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that any such licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, there is no assurance that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.
We use third-party software that may cause errors or failures of our products that could lead to lost customers or harm to our reputation.
We use software licensed from third parties in our products. Any errors or defects in third-party software or other third-party software failures could result in errors, defects, or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects, or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software providers and to obtain software from such providers that does not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver reliable products to our customers and could harm our reputation and results of operations.
Risks Related to Our Securities and to Being a Public Company
The Company’s outstanding warrants became exercisable for the Company’s Class A common stock on May 26, 2021. If the Company’s stock price reaches or exceeds $11.50, and outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our stockholders.
As of February 13, 2025, there were 13,799,357 outstanding public warrants to purchase 13,799,357 shares of our Class A common stock at an exercise price of $11.50 per share. In addition, as of February 13, 2025, there were 6,853,333 private placement warrants outstanding exercisable for 6,853,333 shares of our Class A common stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market.
The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of Longview. Significant changes in our stock price or number of warrants outstanding may adversely affect our net loss in our consolidated statements of operations.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and investors’ views of us.
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
If we fail to maintain the effectiveness of our internal controls, fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by the NYSE, the SEC, or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Because we are a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies. The dual class structure of our common stock has the effect of concentrating voting power with our founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. As of December 31, 2024, Dr. Rothberg holds all of the issued and outstanding shares of our Class B common stock and holds approximately 75% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, or sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may affect the market price of shares of our Class A common stock.

Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer, or prevent a merger, tender offer, proxy contest, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause the Company to take other corporate actions that our stockholders desire.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with the Company or our directors, officers, or other employees.
Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer, or other employee or stockholder of the Company; (iii) action asserting a claim against the Company arising pursuant to any provision of the DGCL, our certificate of incorporation, or our bylaws; (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation or bylaws; or (v) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit, or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of, and to have consented to the forum provisions in, our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she, or it believes to be favorable for disputes with the Company or our directors, officers, or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.
Litigation Risks
We face the risk of product liability claims and may be subject to damages, fines, penalties, and injunctions, among other things.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing, and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our hardware and software products. This liability may vary based on the FDA classification associated with our devices and with the laws of the state or other applicable jurisdiction governing product liability standards applied to specification developers and/or manufacturers in a given negligence or strict liability lawsuit. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by patients, healthcare providers, or others selling our products. The risk of product liability claims may also increase if our products are subject to a product recall, whether voluntary or mandatory, or government seizure. Product liability claims may be brought by individuals or by groups seeking to represent a class.
Although we have insurance at levels that we believe to be appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. Further, if additional medical device products are approved or cleared for marketing, or if we launch additional 510(k)-exempt device products or products that are not FDA-regulated medical devices, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall, or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.
We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Healthcare providers may use our products in a manner that is inconsistent with the products’ labeling and that differs from the manner in which they were used in clinical studies and authorized for marketing by the FDA. Off-label use of products by healthcare providers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. Defending a suit, regardless of merit, could be costly, could divert management attention, and might result in adverse publicity, which could result in the withdrawal of, or result in reduced acceptance of, our products in the market.
Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against us, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition, and results of operations.
We are currently subject to a securities class action lawsuit and stockholder derivative actions, the unfavorable outcomes of which may have a material adverse effect on our financial condition, results of operations, and cash flows.
On February 16, 2022, a purported class action lawsuit was filed against us, certain of our executive officers and directors, and certain of Longview’s executive officers and directors prior to the Business Combination, that, as amended, alleges violations of the Securities Act, Exchange Act, and Rule 10b-5 and Rule 14a-9 promulgated thereunder. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021 and/or holders as of the record date for the special meeting of shareholders held on February 12, 2021 in connection with the approval of the Business Combination. The lawsuit is premised upon allegations that the defendants made false and misleading statements and/or omissions about its technology, customer pipeline, and post-Business Combination business and financial prospects, including the impact of the COVID-19 pandemic. Additionally, two stockholder derivative actions were filed against our board of directors and us as nominal defendant, alleging similar violations as the class action lawsuit.
While we intend to vigorously defend against these actions, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation and indemnification costs of the actions. These actions may divert management resources, we may incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results of operations, and cash flows.
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
•the success of our or competing products or technologies;
•developments or disputes concerning issued patents, patent applications, or other intellectual property rights;
•regulatory or legal developments in the U.S. and other countries;
•the recruitment or departure of key personnel;
•the level of expenses related to our products;
•the results of our efforts to discover, develop, manufacture, acquire, or in-license our current and additional products;
•actual or anticipated changes in estimates as to financial results, timelines, or recommendations by securities analysts;
•variations in our financial results or the financial results of companies that are perceived to be similar to us;
•sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•changes in the structure of healthcare payment systems;
•general economic, industry, and market conditions; and
•the other factors summarized and described in this Risk Factors section.
Companies trading in the stock market in general have also experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Butterfly Network, Inc. uses, stores, and processes data for and about our customers, employees, partners, and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems.
Risk Management Strategy and Governance
Under the ultimate direction of our Chief Executive Officer, our Information Security Committee has primary responsibility for overseeing our management of cybersecurity risks. It is chaired by our Chief Information Security Officer ("CISO") who reports directly to our Chief Technology Officer. Other members of the committee include representation from information technology, quality, product, operations, sales, and compliance as well as advisory support from internal audit.
Our CISO, working with his team and the Information Security Committee, has primary responsibility for assessing and managing our cybersecurity threat management program. The current CISO has more than 20 years of experience in building and leading security, risk management, and compliance organizations across several industries, including med-tech, healthcare, and financial services, and many of these companies include highly-regulated Fortune 500 companies. The current CISO is an expert in NIST 800-53 (Rev-5), ISO27001, and other national and international security risk management disciplines.

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
The Board of Directors has delegated oversight of the Company’s cybersecurity program to the Audit Committee of the Board of Directors. As provided in the Audit Committee Charter, the Audit Committee is responsible for reviewing reports on data management, security initiatives, significant existing and emerging cybersecurity risks, including cybersecurity incidents, the impact on the Company and its stakeholders of any significant cybersecurity incident, and any disclosure obligations arising from any such incidents.
Our CISO meets at least quarterly with the Audit Committee of the Board of Directors to discuss management’s ongoing cybersecurity risk management programs. He provides information about the sources and nature of risks the Company faces, how management assesses such risks – including in terms of likelihood and severity of impact, progress on vulnerability remediation, and current developments in the cybersecurity landscape. In turn, the Chair of the Audit Committee provides a readout to the full Board of Directors that includes a summary of the CISO’s presentation to enable discussion of cybersecurity risk management at the full board level.
Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations, or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see Part I, Item 1A “Risk Factors.”
Processes for the Identification of Cybersecurity Threats
Our Information Security team is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. It works with other groups in the Company to understand the severity and the likelihood of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. The Information Security team has processes designed to keep the Company apprised of the different threats in the cybersecurity landscape – this includes intelligence networks alerts, working with researchers, discussions with peers at other companies, monitoring social media, reviewing government alerts and other news items, and attending security conferences. The team also regularly monitors our internal network and our customer-facing network to identify security risks. In addition, the team has completed several assessments and threat modeling tabletop exercises, based on “what-if” scenarios.
We have a mandatory employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions. Security training is required upon hire for new employees, and on an annual basis for the rest of the workforce.
As part of the assessment of the protections we have in place to mitigate risks from cybersecurity threats, we engage third parties to conduct vendor risk assessments. To assess the effectiveness of our program, we also have engaged consultants to conduct penetration testing and other vulnerability assessment.
Before purchasing third-party technology or other solutions that involve exposure to the Company’s assets and electronic information, our Information Technology group requires those companies to complete a security review before being approved to work with the Company. We utilize an external tool to manage critical vendors. Vendors are assessed to determine inherent and residual risk.
Annually, the security team conducts a risk assessment that is informed by industry standards.
The Risk Assessment consists of:
•Listing the vulnerabilities company assets are exposed to;
•Identifying the threats that may exploit such vulnerabilities;
•Calculating inherent risk rating based on impact and exploitability; and
•Calculating residual risk by assessing mitigating controls .

Item 2. PROPERTIES
We currently maintain our executive offices in Burlington, Massachusetts under a lease for approximately 60,000 rentable square feet consisting of the entire building. In addition to serving as our corporate headquarters, the office supports our sales, marketing, R&D, and other general and administrative functions. The lease expires in 2033.
Additionally, we occupy other office space domestically in New York City. We also occupy office space internationally in Taiwan. We lease the office spaces under operating leases. We consider our current office space adequate for our current operations.
Item 3. LEGAL PROCEEDINGS
We are currently and may in the future be subject to legal proceedings, claims, and regulatory actions arising in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain.
For more information about our legal proceedings and this item, see Note 17, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and warrants to purchase Class A common stock are traded on the NYSE under the symbols “BFLY” and “BFLY WS” respectively.
Stockholders
As of February 13, 2025, the Company had 216,496,214 shares of Class A common stock issued and outstanding held of record by 54 holders, 26,426,937 shares of Class B common stock issued and outstanding held of record by six holders. As of February 13, 2025, the Company had 13,799,357 public warrants held of record by one holder and 6,853,333 private placement warrants issued in connection with Longview’s initial public offering held of record by six holders, with each warrant exercisable for one share of Class A common stock at a price of $11.50 per share. We believe the actual numbers of holders of our Class A common stock and public warrants are larger than the numbers of holders of record as many of our Class A common stock and public warrants are held by brokers and other institutions on behalf of an indeterminate number of beneficial owners. These numbers of holders of record also do not include holders whose shares or warrants may be held in trust by other entities.
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

Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference to Item 12 of Part II of this Annual Report on Form 10-K.
Item 6.    [RESERVED]
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
Overview
We are an innovative digital health business transforming care through a unique combination of portable, semiconductor-based ultrasound technology, intuitive software, services, and educational offerings that can make medical imaging more accessible than ever before. Butterfly’s solution enables the practical application of ultrasound information into the clinical workflow through affordable hardware that fits in a healthcare professional’s pocket and is paired with cloud-connected software that is easily accessed through a mobile application.
Butterfly developed ultrasound devices that can perform whole-body imaging in a single handheld probe because it is powered by our proprietary semiconductor technology instead of piezoelectric crystals. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions. We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions, to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel.
Since 2022, we have taken significant actions to reduce our cost of operations and extend our cash runway and have reduced our annual cash requirements by approximately $180 million, to less than $50 million annually. As we look forward, we expect to continue to invest in our business in order to grow revenue. On January 31, 2025, we raised additional capital through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock, generating proceeds of $86.9 million, before underwriting costs and expenses.
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

Units fulfilled increased by 3,131, or 19.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was led by higher volume across all U.S. sales channels as we began selling our next-generation iQ3 probe alongside our existing iQ+ probe. We also saw increased probe sales in our international distributor channel after onboarding several new distribution territories in the current year.
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
Software and other services mix decreased by 5.3 percentage points, to 33.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Although our software and other services revenue increased in the current year, our software and other services mix decreased due to the even larger increase in product revenue realized in the current year.

Description of Certain Components of Financial Data
Revenue
Revenue consists of revenue from the sale of products, such as medical devices and accessories, and the sale of software and related services, classified as software and other services revenue on our consolidated statements of operations and comprehensive loss. Our software and related service offerings include SaaS subscriptions, product support and maintenance (“Support”), and software development kits ("SDKs") which may be perpetual or term-based. SaaS subscriptions include licenses for teams and individuals as well as enterprise-level subscriptions. For sales of products and perpetual SDKs, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions, Support, and term-based SDKs are generally related to stand-ready obligations and are recognized ratably over time.
Over time, as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales. In 2024, due to the continued success of our next-generation iQ3 probe, our software and other services mix as a percentage of total revenue decreased.
To date, we have invested in building out our commercial footprint, with the ultimate goal of growing adoption at large-scale healthcare systems and driving awareness of the usability of ultrasound. As we expand our healthcare system software offerings and develop relationships with larger healthcare systems, we continue to expect a higher proportion of our sales in healthcare systems compared to eCommerce.
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
Cost of software and other services revenue consists of personnel costs, cloud hosting costs and payment processing fees. Because the costs and associated expenses to deliver our SaaS offerings are less than the costs and associated expenses of manufacturing and selling our devices, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards software and other services. We plan to continue to invest additional resources to expand and further develop our SaaS and other service offerings which will be reflected in cost of revenue as amortization expense.
Research and development
Research and development expenses primarily consist of personnel costs and benefits, professional services, facilities-related expenses and depreciation, fabrication services, and software costs. Most of our research and development expenses are related to developing new products and services that have not reached the point of commercialization and improving our products and services that have been commercialized. Fabrication services include certain third-party engineering costs, product testing, and test boards. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in our product and software development, clinical, and regulatory capabilities.
Sales and marketing
Sales and marketing expenses primarily consist of personnel costs and benefits, advertising, conferences and events, facilities-related expenses, and software costs. We expect to increase our investments in our commercial capabilities.
General and administrative
General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities-related expenses, and outside services. Outside services consist of professional services, legal fees and other professional fees.

Other
Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to our reductions in force and business transformation initiative, litigation costs, and legal settlements.
Results of Operations
We operate as a single reportable segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2024		2023		2022
(in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$54,200	66.1%	$40,036	60.8%	$50,263	68.5%
Software and other services	27,856	33.9	25,864	39.2	23,127	31.5
Total revenue	82,056	100.0	65,900	100.0	73,390	100.0
Cost of revenue:
Product	24,380	29.7	40,655	61.7	26,804	36.5
Software and other services	8,845	10.8	8,389	12.7	7,126	9.7
Total cost of revenue	33,225	40.5	49,044	74.4	33,930	46.2
Gross profit	48,831	59.5	16,856	25.6	39,460	53.8
Operating expenses:
Research and development	37,800	46.1	55,616	84.4	88,044	120.0
Sales and marketing	41,567	50.7	39,073	59.3	59,494	81.1
General and administrative	39,810	48.5	49,613	75.3	77,596	105.7
Other	4,065	5.0	18,164	27.6	7,346	10.0
Total operating expenses	123,242	150.3	162,466	246.6	232,480	316.8
Loss from operations	(74,411)	(90.8)	(145,610)	(221.0)	(193,020)	(263.0)
Interest income	5,020	6.1	7,450	11.3	3,384	4.6
Interest expense	(1,261)	(1.5)	—	—	(2)	—
Change in fair value of warrant liabilities	(1,859)	(2.3)	4,544	6.9	20,859	28.4
Other income (expense), net	(13)	—	(2)	—	98	0.1
Loss before provision for income taxes	(72,524)	(88.5)	(133,618)	(202.8)	(168,681)	(229.9)
Provision (benefit) for income taxes	(32)	—	82	0.1	42	0.1
Net loss and comprehensive loss	$(72,492)	(88.5)	$(133,700)	(202.9)	$(168,723)	(230.0)
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year ended December 31,
(in thousands)	2024	2023	Change	% Change
Product	$54,200	$40,036	$14,164	35.4%
Software and other services	27,856	25,864	1,992	7.7
	$82,056	$65,900	$16,156	24.5%

Product revenue increased by $14.2 million, or 35.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by higher product revenue across nearly all sales channels, from both volume and the impact of our iQ3 probe’s higher selling price. The increase in product revenue was negatively impacted by two large grant-based deployments to medical schools that occurred in the prior year and did not repeat in 2024. Excluding the prior-year large medical school deployments, product revenue increased 44.4% for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Software and other services revenue increased by $2.0 million, or 7.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by higher enterprise software revenue and increased licensing revenue from our Butterfly Garden and Powered by Butterfly partnerships, partially offset by lower renewals of individual subscriptions. Enterprise as a percentage of software revenue increased by approximately 5 percentage points year-over-year.
Cost of revenue

	Year ended December 31,
(in thousands)	2024	2023	Change	% Change
Product	$24,380	$40,655	$(16,275)	(40.0)%
Software and other services	8,845	8,389	456	5.4
	$33,225	$49,044	$(15,819)	(32.3)%
Percentage of revenue	40.5%	74.4%
Cost of product revenue decreased by $16.3 million, or 40.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by the non-recurrence of a $21.1 million loss on excess inventory in 2023 related to inventory on-hand that was deemed excess. Excluding this loss, prior year cost of product revenue was $19.6 million, and cost of product revenue increased in 2024 due to higher probe sales volume in 2024 resulting in increased costs of $4.1 million. In addition, in 2024 we experienced higher warranty costs resulting from an increase in our standard warranty.
Cost of subscription revenue increased by $0.5 million, or 5.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by higher software amortization expenses but was partially offset by lower cloud hosting costs.
Research and development

	Year ended December 31,
(in thousands)	2024	2023	Change	% Change
Research and development	$37,800	$55,616	$(17,816)	(32.0)%
Percentage of revenue	46.1%	84.4%
Research and development expenses decreased by $17.8 million, or 32.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by reductions of $11.9 million in personnel costs resulting from our business transformation initiative in 2024 to optimize our non-specialized technical functions as well as the reductions in force carried out in 2023. Additional reductions of $3.2 million in facilities and software costs and $1.9 million in product development costs are largely attributable to increased efficiencies resulting from optimization efforts.
Sales and marketing

	Year ended December 31,
(in thousands)	2024	2023	Change	% Change
Sales and marketing	$41,567	$39,073	$2,494	6.4%
Percentage of revenue	50.7%	59.3%

Sales and marketing expenses increased by $2.5 million, or 6.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by $1.8 million of higher personnel costs and $1.4 million of higher marketing and event expenses, resulting from investments in our sales force and marketing functions in order to support the growth associated with the launch of the iQ3 probe. These increased costs were partially offset by a $0.6 million reduction in facilities and software costs.
General and administrative

	Year ended December 31,
(in thousands)	2024	2023	Change	% Change
General and administrative	$39,810	$49,613	$(9,803)	(19.8)%
Percentage of revenue	48.5%	75.3%
General and administrative expenses decreased by $9.8 million, or 19.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by reductions of $6.2 million in personnel costs resulting from our reductions in force carried out in 2023, $2.7 million in professional service fees for legal and other administrative services, and $1.5 million in insurance costs.
Other

	Year ended December 31,
(in thousands)	2024	2023	Change	% Change
Other	$4,065	$18,164	$(14,099)	(77.6)%
Percentage of revenue	5.0%	27.6%
Other decreased by $14.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by reductions of $7.4 million of employee severance and benefits costs related to our reductions in force carried out in 2023 and $6.8 million in legal costs due to litigation and other legal matters. These costs are not representative of our ongoing operations.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year ended December 31,
(in thousands)	2023	2022	Change	% Change
Product	$40,036	$50,263	$(10,227)	(20.3)%
Software and other services	25,864	23,127	2,737	11.8
	$65,900	$73,390	$(7,490)	(10.2)%
Product revenue decreased by $10.2 million, or 20.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by a decline in probe sales in our distribution, global health, and eCommerce channels. Additionally, there were a number of large sales in these channels in 2022 that did not reoccur in 2023. Partially offsetting these declines were increases in overall prices.
Software and other services revenue increased by $2.7 million, or 11.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by a higher volume of SaaS subscriptions sold in conjunction with new device sales, current year subscription renewals, and expanded service offerings. We saw an increase in enterprise software sales of $2.4 million while individual subscriptions were flat. Enterprise as percentage of software sales increased 6%.

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
Sales and marketing expenses decreased by $20.4 million, or 34.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by reductions of $13.6 million in personnel costs resulting from our reductions in force over the past year. Reductions of $3.3 million in marketing expenses and $2.3 million in travel expenses also contributed to the decrease. We have started to reinvest in direct sales to drive top-line growth.
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
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity are cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.
During the year ended December 31, 2024, the Company utilized $45.9 million of cash and cash equivalents. As of December 31, 2024, our cash and cash equivalents balance was $88.8 million. On January 31, 2025, we raised an additional $86.9 million, before underwriting costs and expenses, through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock. Our future spending on capital resources may vary from those currently planned and will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives.
We have restricted cash of $4.0 million as of December 31, 2024 to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and inventory supply agreements. Our fixed office lease payment obligations were $28.0 million as of December 31, 2024, with $3.7 million payable within the next 12 months. Our fixed technology license payment obligations were $14.0 million as of December 31, 2024, with $3.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $3.8 million as of December 31, 2024, all of which is payable within the next 12 months.
As of December 31, 2024, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
Net cash used in operating activities	$(41,707)	$(98,820)	$(169,115)
Net cash provided by (used in) investing activities	(2,658)	70,414	(93,779)
Net cash provided by (used in) financing activities	(1,495)	228	2,881
Net decrease in cash, cash equivalents, and restricted cash	$(45,860)	$(28,178)	$(260,013)

Comparison of the period for the years ended December 31, 2024 and 2023
Cash flows used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.
Net cash used in operating activities decreased by $57.1 million, or 57.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was comprised of improvements of $61.2 million in net loss and $15.3 million in net working capital cash usage. These improvements were partially offset by a decrease in noncash adjustments that resulted in $19.4 million less in add-backs to net loss, largely due to the $21.1 million write-down of inventories in 2023 that didn't recur in 2024. The decrease in net working capital cash usage was driven by reductions of $18.8 million in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments and $8.4 million in cash used for changes in accounts payable and accrued expenses. These reductions were partially offset by an $8.3 million increase in cash used for changes in accounts receivable, a $1.8 million decrease in cash provided by changes in deferred revenue, and a $1.7 million decrease in cash provided by changes in prepaid expenses and other assets.
Cash flows provided by investing activities
Net cash provided by investing activities decreased by $73.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the sale of our marketable securities in 2023.
Cash flows provided by financing activities
Net cash provided by financing activities decreased by $1.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to $2.0 million of payments made in connection with financing activities in 2024 that did not occur in 2023, partially offset by $0.5 million of proceeds from our employee stock purchase plan that began in 2024.
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
Net cash used in operating activities decreased by $70.3 million, or 41.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was driven by a $9.3 million decrease in net working capital cash usage and a $61.0 million decrease in net loss adjusted for certain noncash items, primarily driven by the loss on excess inventory, the change in fair value of warrant liabilities, and net income. The decrease in net working capital cash usage was driven by a $17.7 million reduction in cash used for changes in our inventory and the related vendor advances and accrued purchase commitments, partially offset by a $4.5 million increase in cash used by accrued expenses and other liabilities, $2.9 million increase in cash used by operating lease assets and liabilities, and a $0.8 million increase in cash used by prepaid expenses and other assets.
Cash flows used in investing activities
Net cash used in investing activities decreased by $164.2 million, or 175.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to the purchase of marketable securities in 2022, and the subsequent sale of those securities in 2023. Additionally, there was a $12.5 million decrease in purchases of fixed assets.

Cash flows provided by financing activities
Net cash provided by financing activities decreased by $2.7 million, or 92.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to the non-recurrence of net proceeds from exercise of stock options and warrants of $2.7 million, partially offset by $0.1 million from other financing activities.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The process of preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the period. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments, and estimates on a regular basis. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results.
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
Revenue recognition
We generate revenue from the sale of products and software and other services. Our contracts with customers often include multiple performance obligations. Generally, we have identified the following performance obligations can be promised in our contracts with customers:
•Hardware devices and accessories;
•Software subscriptions, including renewal subscriptions, which represent an obligation to provide the customer with ongoing access to our cloud-hosted software applications on a continuous basis throughout the subscription period;
•Implementation and integration services;
•Extended warranties; and
•SDKs, either perpetual or term-based.
Transaction price is allocated to all identified performance obligations based on relative standalone selling prices of the underlying goods or services. Each sale of a hardware device, accessory, or perpetual SDK is a performance obligation satisfied at a point in time when control of the good transfers from us to the customer or when we provide the SDK to the customer. Our software subscriptions and extended warranties are stand-ready obligations that are satisfied over time, and our term-based SDKs are performance obligations satisfied over time through our continued provision of access to the customer. We use the time-elapsed (i.e., straight-line) measure of progress to recognize revenue for these services. Our implementation and integration services are a performance obligation satisfied over time, and we use costs incurred as inputs into the measure of progress to recognize revenue for these services.
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

Stock-based compensation
Our stock-based compensation program includes stock option grants and restricted stock unit ("RSU") grants to our employees, directors, and consultants as well as an employee stock purchase plan ("ESPP"). Stock options are granted at exercise prices not less than the fair market value ("FMV") of our common stock on the grant date. The ESPP sets purchase prices as 85% of the lower of (i) the FMV of the stock on the offering date, or (ii) the FMV of the stock on the purchase date.
The grant date fair values of stock option grants and ESPP options are estimated using a Black-Scholes option-pricing model. Key inputs and assumptions include the underlying stock price, the exercise price, the risk-free interest rate, the expected dividend yield, the expected term of the option, and the expected stock price volatility. Many of the assumptions require significant judgment, and changes in assumptions could have a significant impact in the determination of stock-based compensation expense.
The grant date fair values of time-based and performance-based RSU grants are calculated as the FMV of our common stock on the grant date. The grant date fair values of market-based RSU grants are estimated using a Monte Carlo simulation with similar risk-free interest rate, expected dividend yield, and expected stock price volatility assumptions as those used in estimating the grant date fair value of our stock option grants and ESPP options.
Stock-based compensation expense is generally recognized evenly over the requisite service periods of awards, which is typically three to four years for RSU and stock option grants and typically two years for ESPP options. Stock-based compensation expense for performance-based and market-based RSU grants is generally recognized using the accelerated attribution method. We do not apply a forfeiture rate assumption to our awards.
No related tax benefits of the stock-based compensation expense have been recognized, and no related tax benefits have been realized from the exercise of stock options due to our net operating loss carryforwards.
Inventory and inventory valuation
Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value (“NRV”). We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record a write-down against the cost of inventories for NRV below cost. NRV is based upon an estimated average selling price reduced by the estimated costs of completion, disposal, and transportation. The determination of NRV involves numerous judgments including estimating selling prices, existing customer orders, and estimated costs of completion, disposal, and transportation. If actual market conditions differ from our estimates, future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value.
The valuation of inventory also requires us to estimate excess and obsolete inventory. We periodically review the age, condition and turnover of our inventory to determine whether any inventory has become obsolete or has declined in value, and we incur a charge to operations for known and anticipated inventory obsolescence. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products, including whether older products can be re-manufactured into new products. The evaluation also takes into consideration new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, product merchantability, and other factors. Market conditions are subject to change, and, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on gross margin.
Losses expected to arise from firm, non-cancelable, and unhedged commitments for the future purchase of inventory items are recognized unless the losses are recoverable through firm sales contracts or other means. We consider a variety of factors and data points when determining the existence and scope of a loss on the minimum purchase commitment. The factors and data points include Company-specific forecasts which are reliant on our limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. Determining the loss is subjective and requires significant management judgment and estimates. Future events may differ from those assumed in our assessment, and therefore the loss may change in the future.
We capitalize manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate and allocation of the direct labor, materials costs, and other overhead costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in future periods based on our rate of inventory turnover.
Recently Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued but Not Yet Adopted” to our consolidated financial statements contained in this Annual Report on Form 10-K.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We did not have any floating rate debt as of December 31, 2024. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our audited consolidated financial statements, together with the reports of our independent registered public accounting firm, for the years ended December 31, 2024, 2023, and 2022 appear beginning on page F-1 of this Annual Report on Form 10-K.
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
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial & Operations Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operations Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we are not an “accelerated filer” or “large accelerated filer.”
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Ratification of Prior Shares Issued
On January 28, 2025, our board of directors adopted resolutions (the “Resolutions”) approving, among other things, the ratification of the issuance of 16 shares of our Class A common stock in connection with the exercise of certain awards granted under the BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, which may constitute shares of putative stock pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”).
The issuance of such shares occurred on such dates as set forth on Exhibit 99.1 attached hereto, resulting from the exercise by certain of our service providers of shares of our Class A common stock in excess of the number of shares underlying options to purchase shares of our Class A common stock approved by our board of directors to be issued in exchange for options of Legacy Butterfly upon the consummation of the Business Combination on February 12, 2021. The public filing of this document with the SEC constitutes the notice required to be given under Section 204 of the General Corporation Law of the State of Delaware (the “DGCL”) in connection with the Ratification. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within 120 days from the giving of this notice (which is deemed given on the date that this Annual Report on Form 10-K is filed with the SEC).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Proxy Statement.
Code of Business Conduct
We have adopted a code of business conduct that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer, which is available on our website at https://www.butterflynetwork.com under About Us – Investors – Governance – Corporate Governance. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the New York Stock Exchange, by filing a Current Report on Form 8-K with the SEC, disclosing such information.
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
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is Deloitte & Touche LLP, New York, NY, USA, PCAOB Auditor ID 34.
The information required by this item is incorporated by reference to the Proxy Statement.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation of Butterfly Network, Inc.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
4.1	Description of Securities.		Form 10-K/A (Exhibit 4.1)	3/28/2022	001-39292
4.2	Specimen Class A Common Stock Certificate.		Form 8-K (Exhibit 4.1)	2/16/2021	001-39292
4.3	Warrant Agreement, dated as of May 20, 2020, by and between Butterfly Network, Inc. (formerly Longview Acquisition Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	5/27/2020	001-39292
10.1.1@	Exclusive (Equity) Agreement by and between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the Board of Trustees of the Leland Stanford Junior University, dated as of June 28, 2013.		Form S-4 (Exhibit 10.13.1)	11/27/2020	333-250995
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
		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995
10.5	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.	Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995
10.6.1	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 10.1)	5/28/2021	001-39292
10.6.2	First Amendment to Lease, dated as of May 2022, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 99.2)	1/29/2025	001-39292
10.7+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	Form 10-Q (Exhibit 10.3)	8/9/2021	001-39292
10.8+	Offer Letter, dated as of April 1, 2022, by and between Butterfly Network, Inc. and Heather C. Getz.	Form 10-Q (Exhibit 10.1)	5/6/2022	001-39292
10.9.1+	Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	Form 8-K (Exhibit 10.1)	4/24/2023	001-39292
10.9.2+	Amendment No. 1, made effective June 5, 2023, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	Form 10-Q (Exhibit 10.2)	8/4/2023	001-39292
10.9.3+	Amendment No. 2, made effective April 16, 2024, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of January 1, 2024.	Form 10-Q (Exhibit 10.2)	8/1/2024	001-39292

10.10+	Offer Letter, dated as of August 20, 2024, by and between Butterfly Network, Inc. and Steve Cashman.		Form 10-Q (Exhibit 10.1)	11/1/2024	001-39292
10.11+	Executive Severance Plan, as amended.		Form 10-Q (Exhibit 10.3)	11/15/2021	001-39292
10.12+	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.		Form 10-K (Exhibit 10.25)	2/16/2021	001-39292
10.13.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.		Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292
10.13.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.		Form 8-K (Exhibit 10.15.2)	2/16/2021	001-39292
10.13.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.		Form S-8 (Exhibit 99.3)	5/12/2021	333-256044
10.14.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292
10.14.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.2)	2/16/2021	001-39292
10.14.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.		Form 8-K (Exhibit 10.16.3)	2/16/2021	001-39292
10.15+	Butterfly Network, Inc. 2024 Employee Stock Purchase Plan.		Form 10-Q (Exhibit 10.1)	8/1/2024	001-39292
10.16+	Amended and Restated Nonemployee Director Compensation Policy.		Form 10-Q (Exhibit 10.4)	8/3/2022	001-39292
10.17+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.18)	2/16/2021	001-39292
10.18
Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders.
			Form 8-K (Exhibit 10.19)	2/16/2021	001-39292
19.1	Insider Trading Policy.	X
21.1	List of Subsidiaries.		Form 8-K (Exhibit 21.1)	2/16/2021	001-39292
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X*
97.1+	Compensation Recovery Policy		Form 10-K (Exhibit 97.1)	3/4/2024	001-39292
99.1	Schedule of Option Exercises.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*Furnished herewith.
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

BUTTERFLY NETWORK, INC.

Date: February 28, 2025	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Joseph DeVivo	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 28, 2025
Joseph DeVivo

By:	/s/ Heather C. Getz, CPA	Executive Vice President and Chief Financial & Operations Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025
Heather C. Getz, CPA

By:	/s/ Dawn Carfora	Director	February 28, 2025
Dawn Carfora

By:	/s/ Elazer Edelman, M.D., Ph.D.	Director	February 28, 2025
Elazer Edelman, M.D., Ph.D.

By:	/s/ S. Louise Phanstiel	Director	February 28, 2025
S. Louise Phanstiel

By:	/s/ Larry Robbins	Director	February 28, 2025
Larry Robbins

By:	/s/ Jonathan M. Rothberg, Ph.D.	Director	February 28, 2025
Jonathan M. Rothberg, Ph.D.

By:	/s/ Erica Schwartz, M.D., J.D., M.P.H.	Director	February 28, 2025
Erica Schwartz, M.D., J.D., M.P.H.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Butterfly Network, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Butterfly Network, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Raw Materials Valuation – Refer to “Note 2. Summary of Significant Accounting Policies and Note 5. Inventories” to the financial statements
Critical Audit Matter Description
The Company purchases inventory under long-term supply agreements with third-party manufacturing vendors. The agreements require minimum purchases of inventory by the Company, which represent firm commitments to take or pay for the product.
The Company compares the on-hand inventory plus minimum commitments remaining, to their projected future sales of product and determines whether they would be able to sell the product for greater than cost, prior to any estimated obsolescence period or changes in technology, and establishes inventory write-downs for any losses on projected excess quantities of raw materials on hand as well as liabilities for any excess quantities not on hand but that they are committed to purchase. Projections of future sales of inventory are based on a number of factors, including new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, product merchantability, and whether older products can be remanufactured into new products, among other factors. Significant judgments and estimates are made by the Company in evaluating the projected sales and evaluating expected losses on excess quantities, if any, at the end of each reporting period.
We identified the valuation of raw materials inventory as a critical audit matter because of the complexity associated with the assumptions used and judgments made to determine the excess and obsolescence reserve. Auditing such assumptions and judgments involved a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the management’s evaluation of the valuation of raw materials inventory included the following, among others:
•With respect to management’s evaluation of the valuation of raw materials inventory, we performed the following procedures:
-Read relevant contracts and compared key provisions of the contracts to the Company’s analysis.
-Recalculated the Company’s analysis of the valuation of raw materials inventory, including future purchase commitments, by comparing on-hand inventory used in the analysis to inventory observed via annual physical counts and confirmations with third parties, as well as comparing the remaining fixed minimum purchases used in management’s analysis to the third-party contracts.
-Obtained and evaluated the Company’s projected sales of inventory by performing the following:
▪Compared management’s prior-year assumptions of expected future sales to actual sales during the current year to identify potential bias in the determination of the reserves.
▪Compared projections to recent sales history and related trends.
▪Compared projections to industry information, market data, and peer group data.
▪Inspected minutes of the board of directors, regulatory and other public filings, and investor communications to identify any evidence that may contradict management’s assertions.
▪Obtained evidence, including executed third-party contracts used by management to support sales strategies reflected in the analysis.
▪Inquired of sales and operations personnel regarding projections and strategies to determine whether it supported or contradicted the conclusions reached by management in the analysis.
▪Inquired of operations personnel as to projected technology obsolescence, if any, to determine whether it supported or contradicted the conclusions reached by management in the analysis.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2025
We have served as the Company’s auditor since 2020.

BUTTERFLY NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$88,775	$134,437
Accounts receivable, net of allowance for doubtful accounts of $2,583 and $1,787 at December 31, 2024 and December 31, 2023, respectively	20,793	13,418
Inventories	70,789	73,022
Current portion of vendor advances	5,547	2,815
Prepaid expenses and other current assets	6,709	7,571
Total current assets	192,613	231,263
Property and equipment, net	19,518	25,321
Intangible assets, net	8,916	10,317
Non-current portion of vendor advances	15,042	15,276
Operating lease assets	14,233	15,675
Other non-current assets	5,760	6,422
Total assets	$256,082	$304,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,250	$5,090
Deferred revenue, current	16,139	15,625
Accrued purchase commitments, current	131	131
Accrued expenses and other current liabilities	27,695	23,425
Total current liabilities	48,215	44,271
Deferred revenue, non-current	7,315	7,394
Warrant liabilities	2,685	826
Operating lease liabilities	20,398	22,835
Other non-current liabilities	8,637	8,895
Total liabilities	87,250	84,221
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at December 31, 2024 and December 31, 2023; 188,626,154 and 181,221,794 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	19	18
Class B common stock $.0001 par value; 27,000,000 shares authorized at December 31, 2024 and December 31, 2023; 26,426,937 shares issued and outstanding at December 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	970,940	949,670
Accumulated deficit	(802,130)	(729,638)
Total stockholders’ equity	168,832	220,053
Total liabilities and stockholders’ equity	$256,082	$304,274
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue:
Product	$54,200	$40,036	$50,263
Software and other services	27,856	25,864	23,127
Total revenue	82,056	65,900	73,390
Cost of revenue:
Product	24,380	40,655	26,804
Software and other services	8,845	8,389	7,126
Total cost of revenue	33,225	49,044	33,930
Gross profit	48,831	16,856	39,460
Operating expenses:
Research and development	37,800	55,616	88,044
Sales and marketing	41,567	39,073	59,494
General and administrative	39,810	49,613	77,596
Other	4,065	18,164	7,346
Total operating expenses	123,242	162,466	232,480
Loss from operations	(74,411)	(145,610)	(193,020)
Interest income	5,020	7,450	3,384
Interest expense	(1,261)	—	(2)
Change in fair value of warrant liabilities	(1,859)	4,544	20,859
Other income (expense), net	(13)	(2)	98
Loss before provision for income taxes	(72,524)	(133,618)	(168,681)
Provision (benefit) for income taxes	(32)	82	42
Net loss and comprehensive loss	$(72,492)	$(133,700)	$(168,723)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.34)	$(0.65)	$(0.84)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	211,682,760	205,385,544	199,848,386
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	171,613,049	$17	26,426,937	$3	$874,886	$(427,215)	$447,691
Net loss	—	—	—	—	—	(168,723)	(168,723)
Common stock issued upon exercise of stock options and warrants	1,081,313	—	—	—	2,982	—	2,982
Common stock issued upon vesting of restricted stock units, net	1,765,594	—	—	—	(106)	—	(106)
Stock-based compensation expense	—	—	—	—	43,516	—	43,516
December 31, 2022	174,459,956	17	26,426,937	3	921,278	(595,938)	325,360
Net loss	—	—	—	—	—	(133,700)	(133,700)
Common stock issued upon exercise of stock options	180,467	—	—	—	228	—	228
Common stock issued upon vesting of restricted stock units, net	6,581,371	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	28,164	—	28,164
December 31, 2023	181,221,794	18	26,426,937	3	949,670	(729,638)	220,053
Net loss	—	—	—	—	—	(72,492)	(72,492)
Common stock issued upon exercise of stock options	36,340	—	—	—	64	—	64
Common stock issued upon vesting of restricted stock units	6,696,585	1	—	—	(739)	—	(738)
Common stock issued for employee stock purchase plan	671,435	—	—	—	495	—	495
Stock-based compensation expense	—	—	—	—	21,450	—	21,450
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(72,492)	$(133,700)	$(168,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	10,342	10,574	5,935
Non-cash interest expense	1,256	—	—
Write-down of inventories	15	21,083	783
Stock-based compensation expense	21,032	27,480	42,531
Change in fair value of warrant liabilities	1,859	(4,544)	(20,859)
Gain on lease termination	—	(214)	—
Other	1,102	633	615
Changes in operating assets and liabilities:
Accounts receivable	(8,503)	(162)	(3,063)
Inventories	2,218	(34,135)	(24,510)
Prepaid expenses and other assets	1,304	2,979	3,819
Vendor advances	(2,498)	17,091	5,100
Accounts payable	(841)	(1,875)	1,216
Deferred revenue	435	2,206	2,266
Accrued purchase commitments	—	(2,015)	(17,383)
Change in operating lease assets and liabilities	(750)	(635)	2,257
Accrued expenses and other liabilities	3,814	(3,586)	901
Net cash used in operating activities	(41,707)	(98,820)	(169,115)

Cash flows from investing activities:
Purchases of marketable securities	—	(297)	(75,534)
Sales of marketable securities	—	76,484	—
Purchases of property, equipment, and intangible assets, including capitalized software	(2,694)	(5,783)	(18,302)
Sales of property and equipment	36	10	57
Net cash provided by (used in) investing activities	(2,658)	70,414	(93,779)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	64	228	2,982
Proceeds from employee stock purchase plan	495	—	—
Payments to tax authorities for restricted stock units withheld	(739)	—	(101)
Payments on technology license commitment	(1,315)	—	—
Net cash provided by (used in) financing activities	(1,495)	228	2,881
Net decrease in cash, cash equivalents, and restricted cash	(45,860)	(28,178)	(260,013)
Cash, cash equivalents, and restricted cash, beginning of period	138,650	166,828	426,841
Cash, cash equivalents, and restricted cash, end of period	$92,790	$138,650	$166,828

Supplementary disclosure of non-cash investing and financing activities
Acquisition of property, equipment, and intangible assets, including capitalized software	$470	$9,247	$4,501
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Butterfly Network, Inc., formerly known as Longview Acquisition Corp., was incorporated in Delaware on February 4, 2020. The Company is an innovative digital health business transforming care through a unique combination of portable, semiconductor-based ultrasound technology, intuitive software, services and educational offerings that can make medical imaging more accessible than ever before. Butterfly’s solution enables the practical application of ultrasound information into the clinical workflow through affordable hardware that fits in a healthcare professional’s pocket and is paired with cloud-connected software that is easily accessed through a mobile application.
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
Functional Currency
The Company’s worldwide operations utilize the U.S. dollar (“USD”) as the functional currency considering the significant dependency of each subsidiary on the Company. Subsidiary operations are financed through the funding received from the Company in USD. For foreign entities where the USD is the functional currency, all foreign currency-denominated monetary assets and liabilities are remeasured at end-of-period exchange rates. Exchange gains and losses arising from the remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
As of December 31, 2024 and 2023, one customer and no customers accounted for more than 10% of the Company’s accounts receivable, respectively. For the years ended December 31, 2024, 2023, and 2022, no customer accounted for more than 10% of the Company’s total revenue.
Segment Information
The Company has determined that it operates in one reportable segment, which includes all activities related to the development, manufacture, and sale of the Company's products, software, and other services. The Company’s chief operating decision maker ("CODM"), its chief executive officer ("CEO"), regularly reviews the Company's consolidated net loss, which is reported as net loss and comprehensive loss on the consolidated statements of operations and comprehensive loss, for purposes of evaluating the Company's financial performance, including reviewing budget versus actual results, and determining changes in the Company's allocation of resources across the Company's strategic initiatives. The Company's measure of segment assets is total assets, as reported on the consolidated balance sheets, and substantially all of the Company’s long-lived assets are located in the United States.

In addition to the operating expenses presented on the consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue	$82,056	$65,900	$73,390
Less:
Cost of revenue	33,225	49,044	33,930
Payroll operating expenses	57,334	67,241	111,361
Stock-based compensation expense	21,032	27,480	42,531
Non-payroll operating expenses	40,811	49,581	71,242
Other	4,065	18,164	7,346
Other segment items	(1,919)	(11,910)	(24,297)
Net loss	$(72,492)	$(133,700)	$(168,723)
Other segment items include interest income, interest expense, the change in fair value of warrant liabilities, other income (expense), net, and the provision (benefit) for income taxes.
Because the Company operates in one reportable segment, other required segment disclosures are included on the Company's consolidated financial statements. Interest income, interest expense, and the provision (benefit) for income taxes are included on the consolidated statements of operations and comprehensive loss. Depreciation, amortization, and impairments; write-down of inventories; and purchases of property, equipment, and intangible assets, including capitalized software, are included on the consolidated statements of cash flows.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:
•revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations and determination of the standalone selling price (“SSP”) of performance obligations;
•measurement and allocation of capitalized costs, the net realizable value (the selling price as well as estimated costs of completion, disposal and transportation) of inventory, and demand and future use of inventory;
•assumptions underlying the capitalization of costs to develop or obtain software for internal use;
•assumptions underlying incremental borrowing rate calculations;
•assumptions underlying the measurement of contingent losses; and
•assumptions underlying the fair value used in the stock-based compensation expense calculation.
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
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps:

•Step 1: Identify Contracts with Customers: The Company typically enters into contracts with customers through direct sales executed via signed contracts with payment terms of 30 days or less. Multi-year software subscriptions typically require advance payment for each annual subscription period.
•Step 2: Identify Performance Obligations: The Company’s contracts with customers often include multiple performance obligations. The Company has identified the following performance obligations in its contracts with customers:
•Hardware devices and accessories;
•Software subscriptions, including renewal subscriptions, which represent an obligation to provide the customer with ongoing access to the Company’s cloud-hosted software applications on a continuous basis throughout the subscription period;
•Implementation and integration services;
•Extended warranties; and
•SDKs, either perpetual or term-based.
•Step 3: Determine Transaction Price: The Company’s contracts with customers include variable consideration in the form of refunds and credits for product returns and price concessions. The Company estimates variable consideration based on the individual contract circumstances or by using the expected value method based on a portfolio of data from similar contracts, depending on the circumstances.
•Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in contracts with customers based on the relative SSPs of the underlying goods and services which the Company has a history of selling to customers on a standalone basis.
•Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each sale of a hardware device, accessory, or perpetual SDK is a performance obligation satisfied at a point in time when control of the good transfers from the Company to the customer based on shipping terms or when the SDK is provided to the customer. The Company’s software subscriptions and extended warranties are stand-ready performance obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. Term-based SDK sales are performance obligations that are satisfied over time through continued provision of access to the customer. The Company uses the time-elapsed (i.e., straight-line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The implementation and integration services are a performance obligation satisfied over time, and the Company uses the costs incurred as inputs into the measure of progress to recognize revenue as it satisfies the performance obligation.
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
Warranties
The Company offers a standard product warranty that its products will function according to standard specifications and free of significant defects for a period ranging from one year to three years, depending on the product, from when control is transferred to the customer. The Company evaluated the warranty liability under ASC Topic 606 and determined that it is an assurance-type warranty. When product revenue is recognized, an estimate of future warranty costs is recognized as cost of product revenue on the consolidated statements of operations and comprehensive loss and accrued expenses on the consolidated balance sheets. Factors that affect the estimate of future warranty costs include historical and current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices.
Cash and Cash Equivalents
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consist principally of cash and money market accounts.

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

(in thousands)	Fair Value
Allowance for doubtful accounts as of December 31, 2022	$528
Additions	1,446
Deductions – write offs	(187)
Allowance for doubtful accounts as of December 31, 2023	1,787
Additions	1,128
Deductions – write offs	(332)
Allowance for doubtful accounts as of December 31, 2024	$2,583
Inventories
Inventories primarily consist of raw materials, work-in-progress, and finished goods which are purchased and held by the Company’s third-party contract manufacturers. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value. Actual cost includes all direct and indirect production costs to convert materials into a finished product. Net realizable value is based upon an estimated average selling price reduced by the estimated costs of completion, disposal, and transportation. The determination of net realizable value involves certain judgments including estimating average selling prices. The Company reduces the value of inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the net realizable value.
The valuation of inventories also requires the Company to estimate excess and obsolete inventory. The Company considers new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, product merchantability, and whether older products can be remanufactured into new products, among other factors.
Losses expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventories are recognized unless the losses are recoverable through firm sales contracts or other means.
Restricted Cash
Restricted cash includes deposits in financial institutions restricted according to an agreement and used to secure a lease agreement. The Company classifies the amount restricted according to an agreement as prepaid expenses and other current assets on the consolidated balance sheets as the Company expects the deposit to be released from restriction within the next twelve months. The Company classifies the amount used to secure a lease agreement within other non-current assets on the consolidated balance sheets as the lease is long-term. The amount shown as restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.
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
Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost of those assets and the related accumulated depreciation and amortization is eliminated from the balance sheet, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal.
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
The Company does not have any finance leases as of December 31, 2024 and 2023.

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
Warrant Liability
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”), which were issued as one-third of a warrant per unit during the Company’s initial public offering on May 26, 2020 (the “IPO”), and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). The Company evaluated its warrants under ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging, the Company recorded these warrants as non-current liabilities on the consolidated balance sheets at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 15 "Warrants" for additional information about our warrants.
Cost of Revenue
Cost of product revenue includes manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, payment processing fees, and inventory obsolescence and write-offs. Cost of software and other services revenue includes personnel costs, cloud hosting costs, amortization of capitalized software development costs, and payment processing fees.
Research and Development
R&D expenses primarily consist of personnel costs and benefits, facilities expenses, consulting and professional fees, fabrication services, software, and other outsourcing expenses. Substantially all of the Company’s R&D expenses are related to developing new products and services and improving existing products and services. R&D expenses are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs and benefits, third-party logistics, fulfillment and outbound shipping costs, facilities expenses, advertising, and travel and entertainment. Advertising expenses are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, advertising expenses were $4.3 million, $4.3 million and $5.8 million, respectively.
General and Administrative
General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs, and outside services. Outside services consist of professional services, legal fees, and other professional fees.
Operating Expenses – Other
The Company classifies certain operating expenses that are not representative of its ongoing operations as other on the consolidated statements of operations and comprehensive loss. These include costs related to the Company’s business transformation initiative, reductions in force, litigation, and legal settlements.

The following table summarizes the types of expenses classified as other in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Employment-related expenses	$1,341	$8,701	$2,019
Legal-related expenses	2,724	9,463	5,327
Total other	$4,065	$18,164	$7,346
On July 1, 2024, the Company entered into an agreement with a third-party global technology and business transformation partner to optimize and lower the cost of certain non-specialized technical functions. As part of the transition into this new partnership, a portion of the Company's workforce will be in lower-cost geographies. The Company incurred $0.7 million of severance costs for impacted employees that continued providing transition services to the Company through the end of 2024. These costs were recognized as other in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024. As of December 31, 2024, a total of $0.7 million of accrued severance related to our global workforce optimization is included in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets.
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
Stock-Based Compensation Expense
The measurement of stock-based compensation expense for all stock-based payment awards, including stock options and RSUs granted to employees, directors, and nonemployees as well as the Company's ESPP, is based on the estimated fair value of the awards on the grant date.
The Company recognizes stock-based compensation expense for its awards on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period. Generally, stock option and RSU awards fully vest three to four years from the grant date, and stock options have a contractual term of 10 years. ESPP options generally vest over two years. The Company recognizes the effect of forfeitures in stock-based compensation expense based on actual forfeitures when they occur.
The Company granted performance-based restricted stock units during the years ended December 31, 2024, 2023, and 2022. The Company accounted for these awards according to the relevant provisions of ASC Topic 718, Compensation-Stock Compensation. For performance-based awards, the Company recognizes expense using the accelerated attribution method. Refer to Note 11 “Stock-Based Compensation” for further discussion about the nature of the Company's stock-based compensation transactions.
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
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced new guidance on disclosures for reportable segments and significant segment expenses, including for entities with a single reportable segment. The Company retrospectively adopted this guidance during the year ended December 31, 2024. The adoption did not have a significant impact on the consolidated financial statements, other than the newly required disclosures.
Recent Accounting Pronouncements Issued but Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. This guidance is effective for the Company for annual reporting periods beginning January 1, 2025. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company’s consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures of specified information about certain costs and expenses included within expenses presented on the face or the income statements, such as purchases of inventory and employee compensation. This guidance is effective for the Company for annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures.
Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the years ended December 31:

	Pattern of Recognition	2024	2023	2022
By product type:
Devices and accessories	Point-in-time	$54,200	$40,036	$50,263
Software and other services	Over time	27,856	25,864	23,127
Total revenue		$82,056	$65,900	$73,390

By geographical market:
United States		$63,423	$52,116	$51,072
International		18,633	13,784	22,318
Total revenue		$82,056	$65,900	$73,390
Contract Balances
Contract balances represent amounts presented in the consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for product and software and other services sales on credit. The amount of revenue recognized during the years ended December 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of the period was $15.6 million and $14.9 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2024, the Company had $33.3 million of remaining performance obligations. The Company expects to recognize approximately 64% of its remaining performance obligations as revenue in the next twelve months and approximately 36% thereafter.
Costs of Obtaining or Fulfilling Contracts
The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. Incremental costs of obtaining contracts, which include commissions and referral fees paid to third parties as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Costs of fulfilling contracts that relate specifically to a contract with a customer, which result from activities that generate resources for the Company and enable the Company to satisfy its performance obligations in the contract with the customer, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer of the related goods and services to the customer. The Company had $0.7 million and $1.4 million of capitalized costs of obtaining or fulfilling contracts as of December 31, 2024 and 2023, respectively. The Company’s amortization costs for capitalized costs of obtaining or fulfilling contracts were $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023. The Company’s amortization costs for capitalized costs of obtaining or fulfilling contracts was not significant for the year ended December 31, 2022.
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
As a practical expedient, the Company does not capitalize incremental costs of obtaining contracts when the amortization period would be one year or less. Such incremental costs of obtaining contracts are recognized as expense when incurred.

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
The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
•Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their fair values due to the short-term or on demand nature of these instruments.
There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2024:
Warrants:
Public Warrants	$1,794	$1,794	$—	$—
Private Warrants	891	—	891	—
Total liabilities at fair value on a recurring basis	$2,685	$1,794	$891	$—

December 31, 2023:
Warrants:
Public Warrants	$552	$552	$—	$—
Private Warrants	274	—	274	—
Total liabilities at fair value on a recurring basis	$826	$552	$274	$—
Note 5. Inventories
A summary of inventories is as follows at December 31 (in thousands):

	2024	2023
Raw materials	$47,642	49,366
Work-in-progress	4,736	3,384
Finished goods	18,411	20,272
Total inventories	$70,789	$73,022
Work-in-progress represents inventory items in intermediate stages of production by third party manufacturers. For the years ended December 31, 2024, 2023, and 2022, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant, $21.1 million, and $0.8 million, respectively, and were recognized in cost of product revenue.
Note 6. Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows as of December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88,775	$134,437
Restricted cash included within prepaid expenses and other current assets	—	199
Restricted cash included within other non-current assets	4,015	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$92,790	$138,650
Restricted cash included within prepaid expenses and other current assets is restricted by an agreement with the Gates Foundation. The restriction on these funds lapses as the Company fulfills its obligations in the agreement. As of December 31, 2024, the Company has fulfilled all of its obligations in the agreement, and all of the restrictions on these funds have lapsed. Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.
Note 7. Other Non-Current Assets
Other non-current assets consist of the following at December 31 (in thousands):

	2024	2023
Security deposits	$982	$989
Restricted cash	4,015	4,014
Other long-term assets	763	1,419
Total other non-current assets	$5,760	$6,422
Note 8. Property, Equipment, and Intangible Assets
Property and Equipment
Property and equipment, net, are recorded at historical cost and consist of the following at December 31 (in thousands):

	2024	2023
Capitalized internally developed software	$20,677	$17,722
Leasehold improvements	11,120	11,102
Machinery and equipment	10,043	9,930
Furniture and fixtures	2,152	2,152
Construction in progress	2,394	2,566
Other	29	44
	46,415	43,516
Less: accumulated depreciation and amortization	(26,897)	(18,195)
Property and equipment, net	$19,518	$25,321
Total depreciation and amortization expense related to property and equipment amounted to $8.9 million, $8.7 million, and $5.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the Company’s capitalized internally developed software assets, accumulated amortization was $15.5 million and $9.4 million as of December 31, 2024 and 2023, respectively. Amortization expense recognized on these capitalized internally developed software assets was $6.1 million, $5.5 million, and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Intangible Assets
The Company's intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024:
Technology licenses	$10,317	$(1,401)	$8,916

December 31, 2023:
Technology licenses	$10,317	$—	$10,317
For the Company's commitment related to technology licenses acquired in a prior period, the current and non-current portions are included on the consolidated balance sheets in accrued expenses and other current liabilities and other non-current liabilities, respectively. As of December 31, 2024, the current portion was $3.1 million, and the non-current portion was $5.6 million. As of December 31, 2023, the current portion was $1.3 million, and the non-current portion was $7.6 million.
Estimated amortization expense for the Company’s capitalized internally developed software assets and intangible assets over the next five years ended December 31 is as follows (in thousands):

2025	2026	2027	2028	2029
$4,989	$2,737	$1,583	$1,120	$1,120
Impairment
During the year ended December 31, 2023, the Company fully impaired its leasehold improvements related to a lease that was terminated during the third quarter of 2023. The Company recognized an impairment loss of $1.8 million for the year ended December 31, 2023 in operating expenses on the consolidated statements of operations and comprehensive loss. See Note 16, “Leases” for further discussion of the terminated lease. The Company did not recognize any impairment losses for the years ended December 31, 2024 and 2022.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2024	2023
Employee compensation	$11,192	$9,442
Customer deposits	1,909	1,613
Accrued warranty liability	498	297
Non-income tax	2,356	1,197
Professional fees	2,015	2,481
Current portion of operating lease liabilities	2,437	2,192
Other	7,288	6,203
Total accrued expenses and other current liabilities	$27,695	$23,425
Warranty expense activity for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Balance, beginning of period	$697	$873	$1,116
Warranty provision charged to operations	1,224	276	296
Warranty claims	(898)	(452)	(539)
Balance, end of period	$1,023	$697	$873
The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the consolidated balance sheet.
Note 10. Stockholders’ Equity
The Company's outstanding shares consist of two classes of common stock, Class A and Class B.
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
Liquidation Rights
On the liquidation, dissolution, distribution of assets, or winding up of the Company, each holder of Class A and Class B common stock will be entitled, pro rata on a per share basis, to all assets of the Company of whatever kind available for distribution to the holders of common stock, subject to the designations, preferences, limitations, restrictions, and relative rights of any other class or series of preferred stock of the Company then outstanding and unless disparate or different treatment of the shares of Class A common stock and Class B common stock is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
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
(1)Any sale, assignment, transfer, conveyance, hypothecation, or other transfer or disposition, directly or indirectly, of any Class B common stock or any legal or beneficial interest in such share, whether or not for value and whether voluntary or involuntary or by operation of law (including by merger, consolidation, or otherwise), including, without limitation the transfer of a share of Class B common stock to a broker or other nominee or the transfer of, or entering into a binding agreement with respect to, voting control over such share by proxy or otherwise, other than a permitted transfer.
(2)Upon the first date on which Dr. Rothberg, together with all other qualified stockholders, collectively cease to beneficially own at least 20% of the number of shares of Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination, or recapitalization of the Class B common stock) collectively beneficially owned by Dr. Rothberg and permitted transferees of Class B common stock as of the effective time of the Business Combination.
(3)Upon the date specified by the affirmative vote of the holders of at least two-thirds (2/3) of the then outstanding shares of Class B common stock, voting as a separate class.
(4)If not converted earlier, whether optionally or automatically, on February 12, 2028.
Note 11. Stock-Based Compensation
Equity incentive plans
The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the "2012 Plan") was approved by the Board and the Company’s stockholders in March 2012. In connection with the closing of the Business Combination, the Company has not granted and will not grant any additional awards under the 2012 Plan. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2024, the number of shares of common stock reserved for issuance under the 2012 Plan was 4.8 million.
The Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”, and together with the 2012 Plan, the “Plans”) was approved by the Board in the fourth quarter of 2020 and by the Company's stockholders in the first quarter of 2021. The 2020 Plan is administered by the Board. The Board may grant stock-based awards, restricted stock, and options to purchase shares either as incentive stock options or non-qualified stock options. The restricted stock and options grants are subject to certain terms and conditions, option periods and conditions, exercise rights, and privileges and are fully discussed in the 2020 Plan. Grants under the Plans are included in the tables below.
As of December 31, 2024, the number of shares of common stock reserved for issuance under the 2020 Plan was 53.5 million and 17.2 million common shares remain available for issuance under the 2020 Plan.
Stock options
Each stock option grant carries varying vesting schedules whereby the options may be exercised at the participant’s sole discretion provided they are an employee, director or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the grant date.

A summary of the stock option activity under the Plans is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,571,912	7.67	5.62	1,342
Granted	—	—
Exercised	(180,467)	1.26
Forfeited	(4,952,258)	10.14
Outstanding at December 31, 2023	7,439,187	6.17	4.68	—
Granted	—	—
Exercised	(36,340)	1.77
Forfeited	(842,111)	8.98
Outstanding at December 31, 2024	6,560,736	5.88	3.56	1,963
Options exercisable at December 31, 2023	6,537,433	5.88	4.37	—
Options exercisable at December 31, 2024	6,222,073	5.94	3.48	1,799
The total intrinsic value excludes those options whereby the stock price does not exceed the exercise price of the option.
Additional information about the Company’s stock option activity during the years ended December 31, 2024, 2023 and 2022 is presented in the table below:

	2024	2023	2022
Cash proceeds from the exercise of stock options (in millions)	$0.1	$0.2	$3.0
Total intrinsic value of stock options exercised (in millions)	—	0.2	3.6
Weighted average grant date fair value of options granted	—	—	2.79
The intrinsic value of a stock option that’s been exercised is the amount by which the stock price exceeds the exercise price of the option on the date of exercise.
Restricted stock units
A summary of the restricted stock unit activity under the Plans is presented in the table below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	9,961,291	4.55
Granted	16,082,613	2.23
Vested	(5,418,832)	4.09
Forfeited	(5,055,089)	3.65
Outstanding at December 31, 2023	15,569,983	2.61
Granted	15,838,283	1.10
Vested	(6,906,452)	2.69
Forfeited	(3,251,584)	2.34
Outstanding at December 31, 2024	21,250,230	1.52
The total fair value of the restricted stock units vested was $10.4 million, $7.3 million, and $10.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Included in the table above are performance-based restricted stock units that include certain service conditions in the award. In 2022, the Company granted 0.2 million performance-based restricted stock units to certain executives. The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based conditions are objective performance metrics defined in the award agreement. An insignificant amount of expense was recognized for these awards during the years ended December 31, 2024, 2023, and 2022.
Also included in the table above are market-based restricted stock units that include a service condition. In 2024 and 2023, the Company granted 1.0 million and 1.8 million, respectively, of these awards to certain executives. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreement. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with the risk-free interest rate, expected dividend yield, and expected volatility assumptions detailed below. The Company recognized $2.0 million and $2.5 million of expense for these awards during the years ended December 31, 2024 and 2023.
Valuation assumptions
In accordance with ASC Topic 718, Compensation-Stock Compensation, the Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. As described in Note 2 “Summary of Significant Accounting Policies”, the Company selected the Black-Scholes option pricing model for determining the estimated fair value of its service-based stock option awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions are also used to determine the fair value of market-based awards via Monte Carlo simulations. The assumptions used to value stock option and market-based grants to employees were as follows:

	2024	2023	2022
Risk-free interest rate	3.6%	3.6% – 3.9%	1.7% – 3.0%
Expected dividend yield	0%	0%	0%
Expected term	5.0 years	5.0 years	5.8 years – 6.5 years
Expected volatility	89%	76%	70% – 73%
The Company did not grant any stock options during the years ended December 31, 2024 and 2023. The Company did not grant any stock options or market-based awards to non-employees during the years ended December 31, 2024, 2023, and 2022.
Risk-free interest rate
The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect on the grant date.
Expected dividend yield
The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.
Expected term
For employee stock option awards, the Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. The Company calculates the expected term for employee stock option awards that take into account the effects of employee’s expected exercise and post-vesting employment termination behavior. For non-employee stock option awards, the expected term is determined on an award by award basis. For market-based awards, the expected term is based on the length of the award's performance period.

Expected volatility
The Company considers the historical volatility of its stock price and the implied stock price volatility derived from the price of exchange-traded options on the Company's stock. Because Legacy Butterfly was privately held from its inception until the closing of the Business Combination in 2021, there was no specific historical or implied volatility information available prior to 2021. Accordingly, when the Company calculates the historical stock price volatility for awards with expected terms greater than the length of time since the closing of the Business Combination, the Company supplements its own historical stock price volatility with the historical stock price volatility of a group of publicly-traded peer companies that are publicly traded over a period equivalent to the expected term of the stock-based awards.
Exercise price
The exercise price is taken directly from the grant notice issued to employees and non-employees.
Award accelerations and modifications
On December 30, 2022, the Company’s then CEO resigned from his position. Pursuant to the separation agreement between the CEO and the Company, he received equity-based compensation including the acceleration of vesting of 1.7 million of the CEO’s service-based stock options and service-based restricted stock units. This acceleration was pursuant to the original award agreements. As a modification to the original award agreements, 0.1 million performance-based restricted stock units had an acceleration of vesting, and 0.3 million service-based stock options had their post-employment exercise period extended. The Company recognized a total of $7.8 million of incremental stock-based compensation expense during the year ended December 31, 2022 related to the acceleration of these awards pursuant to the original award agreements and the modifications to the original award agreements. The incremental stock-based compensation expense resulting from the modifications was not significant.
Employee stock purchase plan
The Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of common stock initially reserved and available for issuance. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases occurring in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. The grant date fair value of the awards is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those used for the Company’s stock option awards granted under its equity incentive plans. During the year ended December 31, 2024, the Company's employees purchased 671,435 shares of newly issued common stock through the ESPP.
Stock-based compensation expense
The Company’s stock-based compensation expense for the periods presented was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Research and development	$6,950	$9,772	12,834
Sales and marketing	4,871	4,260	5,974
General and administrative	9,211	13,448	23,723
Total stock-based compensation expense	$21,032	$27,480	$42,531
No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards and valuation allowance. The Company has capitalized $0.4 million, $0.7 million and $1.0 million of stock-based compensation expense as part of the cost of its capitalized internally developed software assets during the years ended December 31, 2024, 2023 and 2022, respectively.

Total unrecognized stock-based compensation expense as of December 31, 2024 was $21.1 million which will be recognized over the remaining weighted average vesting period of 1.9 years.
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Year ended December 31, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(63,442)	$(9,050)	$(72,492)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(63,442)	$(9,050)	$(72,492)
Denominator:
Weighted-average common shares outstanding	185,255,823	26,426,937	211,682,760
Denominator for basic and diluted net loss per share – weighted-average common stock	185,255,823	26,426,937	211,682,760
Basic and diluted net loss per share	$(0.34)	$(0.34)	$(0.34)

Year ended December 31, 2023
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(116,497)	$(17,203)	$(133,700)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(116,497)	$(17,203)	$(133,700)
Denominator:
Weighted-average common shares outstanding	178,958,607	26,426,937	205,385,544
Denominator for basic and diluted net loss per share – weighted-average common stock	178,958,607	26,426,937	205,385,544
Basic and diluted net loss per share	$(0.65)	$(0.65)	$(0.65)

Year ended December 31, 2022
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(146,412)	$(22,311)	$(168,723)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(146,412)	$(22,311)	$(168,723)
Denominator:
Weighted-average common shares outstanding	173,421,449	26,426,937	199,848,386
Denominator for basic and diluted net loss per share – weighted-average common stock	173,421,449	26,426,937	199,848,386
Basic and diluted net loss per share	$(0.84)	$(0.84)	$(0.84)
For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per-share dividends or distributions in liquidation in accordance with the Company’s certificate of incorporation, as amended and restated. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.
Anti-dilutive common equivalent shares were as follows:

	December 31,
	2024	2023	2022
Outstanding options to purchase common stock	6,560,736	7,439,187	12,571,912
Outstanding restricted stock units	21,250,230	15,569,983	9,961,291
Outstanding employee stock purchase plan options	1,948,409	—	—
Outstanding warrants	20,652,690	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	50,412,065	43,661,860	43,185,893
Note 13. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Federal	$(72,923)	$(133,961)	$(169,122)
Foreign	399	343	441
Loss before provision for income taxes	$(72,524)	$(133,618)	$(168,681)
The Company recorded a tax benefit of $0.03 million, a tax provision of $0.08 million, and a tax provision of $0.04 million for the years ended December 31, 2024, 2023 and 2022, respectively, due to foreign income and return to provision adjustments. Due to the Company’s loss position domestically, the Company has not recorded a significant federal tax provision for the years ended December 31, 2024, 2023, and 2022.
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2024	2023	2022
Income at U.S. statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	0.39	4.65	2.21
Stock compensation	(6.41)	(2.57)	(5.01)
Change in fair value of warrants	(0.54)	0.71	2.60
Tax credits	2.58	1.74	2.16
Valuation allowance	(11.93)	(25.47)	(22.91)
Return to provision	(3.45)	—	—
Other	(1.60)	(0.12)	(0.08)
	0.04%	(0.06)%	(0.03)%
Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$158,097	$151,230
Tax credits	18,114	16,288
Stock compensation	3,203	4,812
Accruals and reserves	4,106	2,061
Inventory reserve	15,114	15,207
Lease liability	5,562	6,114
Depreciation	99	2,197
Capitalized tax R&E	27,296	25,844
Other	4,183	1,581
Total deferred tax assets	235,774	225,334
Valuation allowance	(230,109)	(221,454)
Total deferred tax assets	5,665	3,880
Deferred tax liabilities
Right-of-use asset	(3,467)	(3,829)
Software costs	(1,839)	—
Net deferred tax assets	$359	$51
As of December 31, 2024 and 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $634.8 million and $609.8 million, respectively. As of December 31, 2024 and 2023, the Company had state NOL carryforwards of approximately $446.1 million and $407.8 million, respectively. Of the $634.8 million of federal NOL carryforwards, $73.7 million will begin to expire at various dates in 2031 and $561.2 million may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2031. As of December 31, 2024, the Company also had federal and state tax credits of $15.4 million and $2.0 million, which will begin to expire in 2032 and 2024, respectively.
The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental (“R&E”) expenditures under Section 174 of the Internal Revenue Code of 1986, as amended, (“IRC”). For tax years beginning after December 31, 2021, companies are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S. based R&E activities must be amortized over five years. Previously, these expenses could be deducted in the year incurred. The implementation of this provision didn’t increase our cash income tax payment in 2024 due to our significant pre-tax net loss.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net U.S. deferred tax assets as of December 31, 2024 and 2023. The deferred tax asset recognized relates entirely to the Company's foreign entities.
The Company’s valuation allowance increased by $8.7 million and $34.0 million for the years ended December 31, 2024 and 2023, respectively, due primarily to the generation of NOLs.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under IRC Sections 382 and 383, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company conducted an ownership analysis under IRC Section 382 based upon publicly available information as of December 31, 2024 and determined that there has not been an ownership change since the last ownership change event on February 12, 2021 that would limit the Company’s utilization of its NOLs and tax credits.
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
The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023, the Company has not recorded any uncertain tax positions in its financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, there was no significant accrued interest or penalties.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2020 to the present. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.
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
During the year ended December 31, 2022, the Company received a tax credit paid in cash of $0.9 million under the state of Massachusetts Life Sciences Tax Incentive Program and recorded the receipt as other income (expense), net on the consolidated statements of operations and comprehensive loss. The government grant is subject to claw-back if the Company fails to meet certain targets in the tax year following the time of the award. During the year ended December 31, 2023, the Company determined that it did not ultimately meet the required targets in 2022 and expects to repay the tax credit received. As a result, the Company has accrued $0.9 million for the expected repayment in other non-current liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, and the Company recognized a corresponding expense in other income (expense), net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company received a tax credit paid in cash of $0.5 million for the U.S. government's Employee Retention Credit and recorded the receipt as other income (expense), net on the consolidated statements of operations and comprehensive loss.
Note 14. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The expense related to the matching contributions was $0.5 million, $0.8 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 15. Warrants
Public Warrants
The Company issued Public Warrants and Private Warrants in connection with its IPO in 2020. As of December 31, 2024, there were an aggregate of 13,799,357 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. During the years ended December 31, 2024, 2023, and 2022, the amount of exercises of Public Warrants was not significant, and the amount reclassified into equity upon the exercise of the Public Warrants was not significant.
Redemptions
At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder;
•provided that the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders; and
•provided that there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period or the Company has elected to require the exercise of the warrants on a “cashless basis” (as described below).
If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise their Public Warrants prior to the scheduled redemption date.
If the Company calls the Public Warrants for redemption for $0.01 as described above, the Board may elect to require any holder that wishes to exercise a Public Warrant to do so on a “cashless basis.” If the Board makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value.” For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
The Company may also redeem not less than all of the outstanding Public Warrants and Private Warrants:
•at $0.10 per warrant;
•upon a minimum of 30 days' prior written notice of redemption;

•provided that the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
•provided that the Private Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants; and
•provided that there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day redemption period.
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
The Company evaluated the Public Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision would preclude the warrants from being classified in equity and thus the warrants are classified as a liability.
Private Warrants
As of December 31, 2024, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrants are classified as a liability.
The Company recognized a loss of $1.9 million, a gain of $4.5 million, and a gain of $20.9 million for the change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 16. Leases
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
The following table presents the components of operating lease cost for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$2,807	$3,206	$4,300
Short-term lease cost	101	73	249
Variable lease cost	321	317	353
Total operating lease cost	$3,229	$3,596	$4,902
The expected maturities related to the Company’s leases with initial non-cancellable lease terms in excess of one year as of December 31, 2024 are as follows:

Year ended December 31,	Operating Lease Payments
2025	$3,664
2026	3,749
2027	3,835
2028	3,921
2029	3,454
2030 and thereafter	9,354
Total gross operating lease payments	27,977
Less: imputed interest	(5,142)
Total operating lease liabilities, reflecting the present value of net lease payments	$22,835
Additional information related to operating leases is presented as follows:

	December 31,
	2024	2023	2022
Weighted average remaining lease term (in years)	7.5	8.4	8.8
Weighted average discount rate	5.9%	5.9%	5.5%

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,557	$3,121	$2,042
Non-cash activities involving right-of-use assets and lease liabilities:
Derecognition of right-of-use assets	—	4,163	—
Derecognition of operating lease liabilities	—	5,401	—

Note 17. Commitments and Contingencies
Commitments
Purchase commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of December 31, 2024, the aggregate amount of minimum inventory purchase commitments is $6.9 million and the Company has a vendor advance asset of $3.1 million, net of write-downs, and an insignificant accrued purchase commitment liability. The portion of the balances that is expected to be utilized in the next twelve months is included in current assets and current liabilities in the accompanying consolidated balance sheets.
The Company applied the guidance in ASC Topic 330, Inventory, to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the years ended December 31, 2024, 2023, and 2022, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write-down is recorded at zero value. During the year ended December 31, 2024, the Company did not acquire such E&O inventory. During the year ended December 31, 2023, the Company utilized $2.0 million of the accrued purchase commitment liability to acquire such E&O inventory.
Contingencies
The Company is involved in litigation and legal matters from time to time, which have arisen in the normal course of business. The Company accrues an estimated liability for legal contingencies when the Company considers a potential loss probable and can reasonably estimate the amount of the potential loss. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey. The claims are against the Company and certain of its directors and previous management as well as members of the board of directors of the Company prior to the completion of the Business Combination, alleging that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.
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
Note 18. Subsequent Events
On January 29, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), to issue and sell in a public offering up to 27,600,000 shares of Butterfly’s Class A common stock, par value $0.0001 per share, which includes 3,600,000 shares of the Company’s Class A common stock that were subject to an option to purchase additional shares granted to and exercised by the Underwriters, at a public offering price of $3.15 per share (the “Offering”). The Offering closed on January 31, 2025, and the Company issued 27,600,000 shares of Class A common stock, which included the full exercise of the Underwriters' option. The gross proceeds to the Company from the Offering were $86.9 million, before deducting $5.2 million of underwriting discounts and commissions and $0.7 million of estimated Offering expenses payable by the Company. The net proceeds to the Company, after expenses, are expected to be $81.0 million. The net proceeds will be recognized as increases in cash and cash equivalents and stockholders' equity on the consolidated balance sheets.