Form 10-Q
period 2025-03-31
Butterfly Network, Inc.
filed 2025-05-02
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to
Commission File Number: 001-39292
____________________________________________
Butterfly Network, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________

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
____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of April 21, 2025, the registrant had 220,861,993 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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
•the pricing of our products and services, and reimbursement for medical procedures conducted using our products and services;
•changes in applicable laws or regulations;
•our ability to protect or enforce our intellectual property rights;
•the ability to maintain the listing of our Class A common stock on the New York Stock Exchange; and
•economic downturns and political and market conditions beyond our control, including the imposition of tariffs.
These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission (“SEC”). The risks described under the caption “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$155,212	$88,775
Accounts receivable, net of allowance for doubtful accounts of $2,716 and $2,583 at March 31, 2025 and December 31, 2024, respectively	19,881	20,793
Inventories	69,314	70,789
Current portion of vendor advances	5,670	5,547
Prepaid expenses and other current assets	7,306	6,709
Total current assets	257,383	192,613
Property and equipment, net	17,981	19,518
Intangible assets, net	8,566	8,916
Non-current portion of vendor advances	14,890	15,042
Operating lease assets	13,852	14,233
Other non-current assets	5,740	5,760
Total assets	$318,412	$256,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,277	$4,250
Deferred revenue, current	15,385	16,139
Accrued purchase commitments, current	131	131
Warrant liabilities, current	1,859	—
Accrued expenses and other current liabilities	22,824	27,695
Total current liabilities	42,476	48,215
Deferred revenue, non-current	7,599	7,315
Warrant liabilities, non-current	—	2,685
Operating lease liabilities	19,757	20,398
Other non-current liabilities	8,884	8,637
Total liabilities	78,716	87,250
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at March 31, 2025 and December 31, 2024; 220,818,648 and 188,626,154 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	22	19
Class B common stock $.0001 par value; 27,000,000 shares authorized at March 31, 2025 and December 31, 2024; 26,426,937 shares issued and outstanding at March 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,055,768	970,940
Accumulated deficit	(816,097)	(802,130)
Total stockholders’ equity	239,696	168,832
Total liabilities and stockholders’ equity	$318,412	$256,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue:
Product	$14,164	$11,291
Software and other services	7,061	6,365
Total revenue	21,225	17,656
Cost of revenue:
Product	5,824	5,096
Software and other services	2,021	2,284
Total cost of revenue	7,845	7,380
Gross profit	13,380	10,276
Operating expenses:
Research and development	9,924	10,720
Sales and marketing	11,620	10,378
General and administrative	9,600	10,442
Other	704	1,357
Total operating expenses	31,848	32,897
Loss from operations	(18,468)	(22,621)
Interest income	1,651	1,511
Interest expense	(347)	(300)
Change in fair value of warrant liabilities	826	(207)
Other income (expense), net	2,378	(141)
Loss before provision for income taxes	(13,960)	(21,758)
Provision for income taxes	7	3
Net loss and comprehensive loss	$(13,967)	$(21,761)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.06)	$(0.10)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	234,923,536	208,873,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three months ended March 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
Net loss	—	—	—	—	—	(13,967)	(13,967)
Net proceeds from share offering	27,600,000	3	—	—	81,106	—	81,109
Common stock issued upon exercise of stock options	79,827	—	—	—	133	—	133
Common stock issued upon vesting of restricted stock units, net	4,512,667	—	—	—	(2,775)	—	(2,775)
Stock-based compensation expense	—	—	—	—	6,364	—	6,364
March 31, 2025	220,818,648	$22	26,426,937	$3	$1,055,768	$(816,097)	$239,696

Three months ended March 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053
Net loss	—	—	—	—	—	(21,761)	(21,761)
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	2,992,583	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,712	—	5,712
March 31, 2024	184,214,377	$18	26,426,937	$3	$955,382	$(751,399)	$204,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,967)	$(21,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	2,360	2,584
Non-cash interest expense	346	299
Write-down of inventories	52	(81)
Stock-based compensation expense	6,284	5,524
Change in fair value of warrant liabilities	(826)	207
Other	56	244
Changes in operating assets and liabilities:
Accounts receivable	857	(751)
Inventories	1,423	(1,391)
Prepaid expenses and other assets	(570)	(376)
Vendor advances	29	(1,057)
Accounts payable	(1,970)	703
Deferred revenue	(470)	(1,338)
Change in operating lease assets and liabilities	(201)	(163)
Accrued expenses and other liabilities	(5,080)	(3,310)
Net cash used in operating activities	(11,677)	(20,667)

Cash flows from investing activities:
Purchases of property, equipment, and intangible assets, including capitalized software	(353)	(1,138)
Net cash used in investing activities	(353)	(1,138)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	133	—
Net proceeds from share offering	81,109	—
Payments to tax authorities for restricted stock units withheld	(2,775)	—
Net cash provided by financing activities	78,467	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,437	(21,805)
Cash, cash equivalents, and restricted cash, beginning of period	92,790	138,650
Cash, cash equivalents, and restricted cash, end of period	$159,227	$116,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company operates wholly-owned subsidiaries in Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2024 Annual Report on Form 10-K. All intercompany balances and transactions are eliminated upon consolidation.
The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP for annual reporting.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of March 31, 2025, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.
As of March 31, 2025 and December 31, 2024, no customer and one customer accounted for more than 10% of the Company’s accounts receivable, respectively. No customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2025 and 2024.
Segment Reporting
The Company has determined that it operates in one reportable segment, which includes all activities related to the development, manufacture, and sale of the Company's products, software, and other services. The Company’s chief operating decision maker ("CODM"), its chief executive officer ("CEO"), regularly reviews the Company's consolidated net loss, which is reported as net loss and comprehensive loss on the condensed consolidated statements of operations and comprehensive loss, for purposes of evaluating the Company's financial performance, including reviewing budget versus actual results, and determining changes in the Company's allocation of resources across the Company's strategic initiatives. The Company's measure of segment assets is total assets, as reported on the condensed consolidated balance sheets, and substantially all of the Company’s long-lived assets are located in the United States.

In addition to the operating expenses presented on the condensed consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$21,225	$17,656
Less:
Cost of revenue	7,845	7,380
Payroll operating expenses	14,509	15,256
Stock-based compensation expense	6,284	5,524
Non-payroll operating expenses	10,351	10,760
Other	704	1,357
Other segment items	(4,501)	(860)
Net loss	$(13,967)	$(21,761)
Other segment items include interest income, interest expense, the change in fair value of warrant liabilities, other income (expense), net, and the provision for income taxes.
Because the Company operates in one reportable segment, other required segment disclosures are included on the Company's condensed consolidated financial statements. Interest income, interest expense, and the provision for income taxes are included on the condensed consolidated statements of operations and comprehensive loss. Depreciation, amortization, and impairments; write-down of inventories; and purchases of property, equipment, and intangible assets, including capitalized software, are included on the consolidated statements of cash flows.
Use of Estimates
The Company makes estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions.
The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions about future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2024.
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
The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2025	2024
Employment-related expenses	$32	$(56)
Legal-related expenses	672	1,413
Total other	$704	$1,357

Recent Accounting Pronouncements Issued but Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. This guidance is effective for the Company for annual reporting periods beginning January 1, 2025. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company’s consolidated financial statements and disclosures.
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
Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of Recognition	Three months ended March 31,
		2025	2024
By product type:
Hardware	Point-in-time	$14,164	$11,291
Software and other services	Over time	7,061	6,365
Total revenue		$21,225	$17,656

By geographical market:
United States		$17,039	$13,737
International		4,186	3,919
Total revenue		$21,225	$17,656
Contract Balances
Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 days for sales on credit of product, software, and other services. For the three months ended March 31, 2025 and 2024, the Company recognized $6.4 million and $6.0 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2025 and December 31, 2024, the Company had $41.1 million and $33.3 million, respectively, of remaining performance obligations. As of March 31, 2025, the Company expects to recognize 52% of its remaining performance obligations as revenue in the next twelve months and an additional 48% thereafter.
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
There were no transfers between fair value measurement levels during the periods ended March 31, 2025 and December 31, 2024.
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of March 31, 2025, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. No warrants were exercised during the three months ended March 31, 2025 and 2024.
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2025:
Warrants:
Public Warrants	$1,242	$1,242	$—	$—
Private Warrants	617	—	617	—
Total liabilities at fair value on a recurring basis	$1,859	$1,242	$617	$—

December 31, 2024:
Warrants:
Public Warrants	$1,794	$1,794	$—	$—
Private Warrants	891	—	891	—
Total liabilities at fair value on a recurring basis	$2,685	$1,794	$891	$—

Note 5. Inventories
The following table summarizes the Company’s inventories (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$48,235	$47,642
Work-in-progress	4,596	4,736
Finished goods	16,483	18,411
Total inventories	$69,314	$70,789
Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three months ended March 31, 2025 and 2024, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.
Note 6. Property and Equipment, Net
The following table summarizes the Company’s property and equipment, net (in thousands):

	March 31, 2025	December 31, 2024
Property and equipment, gross	$46,811	$46,415
Less: accumulated depreciation and amortization	(28,830)	(26,897)
Property and equipment, net	$17,981	$19,518
Note 7. Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$155,212	$112,652
Restricted cash included within prepaid expenses and other current assets	—	179
Restricted cash included within other non-current assets	4,015	4,014
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$159,227	$116,845
Restricted cash included within prepaid expenses and other current assets was restricted by an agreement with the Bill & Melinda Gates Foundation (“Gates Foundation”). As of December 31, 2024, the Company has fulfilled all of its obligations in the agreement, and all of the restrictions on these funds have lapsed. Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.

Note 8. Accrued Expenses and Other Current Liabilities
The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation	$5,368	$11,192
Customer deposits	2,001	1,909
Accrued warranty liability	326	498
Non-income tax	2,177	2,356
Professional fees	3,239	2,015
Current portion of operating lease liabilities	2,496	2,437
Other	7,217	7,288
Total accrued expenses and other current liabilities	$22,824	$27,695
The following table summarizes warranty expense activity (in thousands):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$1,023	$697
Warranty provision charged to operations	(33)	96
Warranty claims	(255)	(149)
Balance, end of period	$735	$644
The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.
Note 9. Stockholders' Equity
Public Share Offering
On January 31, 2025, the Company issued and sold 27,600,000 shares of its Class A common stock in a public offering at a price of $3.15 per share. The Company received gross proceeds of $86.9 million and incurred $5.2 million of underwriting discounts and commissions as well as $0.6 million of other incremental expenses paid by the Company. The net proceeds to the Company, after deducting expenses, was $81.1 million, which has been recognized as increases in cash and cash equivalents and stockholders' equity on the condensed consolidated balance sheets.
Equity Incentive Plans
For the three months ended March 31, 2025, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2025, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2025.

Stock Option Activity
The following table summarizes the changes in the Company’s outstanding stock options:

Number of Options
Outstanding at December 31, 2024	6,560,736
Granted	—
Exercised	(79,827)
Forfeited	(214,931)
Outstanding at March 31, 2025	6,265,978
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.
Restricted Stock Unit Activity
The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of RSUs
Outstanding at December 31, 2024	21,250,230
Granted	7,643,628
Vested	(5,428,627)
Forfeited	(226,886)
Outstanding at March 31, 2025	23,238,345
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
Employee Stock Purchase Plan
The Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of common stock initially reserved and available for issuance. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases occurring in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. The grant date fair value of the awards is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those used for the Company’s stock option awards granted under its equity incentive plans. No shares of common stock have been issued under the ESPP during the three months ended March 31, 2025.

Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$2,249	$2,019
Sales and marketing	1,721	1,107
General and administrative	2,314	2,398
Total stock-based compensation expense	$6,284	$5,524
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended March 31, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(12,396)	$(1,571)	$(13,967)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(12,396)	$(1,571)	$(13,967)
Denominator:
Weighted-average common shares outstanding	208,496,599	26,426,937	234,923,536
Denominator for basic and diluted net loss per share – weighted-average common stock	208,496,599	26,426,937	234,923,536
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.06)

Three months ended March 31, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(19,008)	$(2,753)	$(21,761)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(19,008)	$(2,753)	$(21,761)
Denominator:
Weighted-average common shares outstanding	182,446,512	26,426,937	208,873,449
Denominator for basic and diluted net loss per share – weighted-average common stock	182,446,512	26,426,937	208,873,449
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.10)
For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company's certificate of incorporation, as amended and restated. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.
The following table summarizes the Company’s anti-dilutive common equivalent shares:

	March 31,
	2025	2024
Outstanding options to purchase common stock	6,265,978	7,151,158
Outstanding restricted stock units	23,238,345	22,972,497
Outstanding employee stock purchase plan options	3,176,285	—
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	53,333,298	50,776,345
Note 11. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2025 and 2024, expenses for matching 401(k) contributions were $0.1 million and $0.2 million, respectively.
Note 12. Commitments and Contingencies
Commitments
Leases:
The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended March 31, 2025 and 2024, total lease cost was $0.7 million and $0.7 million, respectively. Total lease cost was primarily composed of operating lease costs.
Purchase Commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of March 31, 2025, the aggregate amount of minimum inventory purchase commitments is $5.6 million, and the Company has a vendor advance asset of $2.7 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.
The Company applied the guidance in Accounting Standards Codification Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three months ended March 31, 2025 and 2024, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three months ended March 31, 2025 and 2024, the Company did not acquire a significant amount of such E&O inventory.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the caption “Risk Factors” in Item 1A of Part I of our 2024 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
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
Since 2022, we have taken significant actions to reduce our cost of operations and extend our cash runway and have reduced our annual cash requirements by approximately $180 million, to less than $50 million annually. As we look forward, we expect to continue to invest in our business in order to grow revenue. On January 31, 2025, we raised additional capital through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock, generating proceeds of $81.1 million, net of underwriting costs and related expenses.
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
Units fulfilled
We define units fulfilled as the number of devices whereby control is transferred to a customer. We do not adjust this measure for returns as our volume of returns has historically been low. We view units fulfilled as a key indicator of the growth of our business. We believe that this measure is useful to investors because it presents our core growth and the performance of our business period over period.

4,750
5,183
4,663
5,499
4,284
March 31, 2025
December 31, 2024
September 30, 2024
June 30, 2024
March 31, 2024

For the three months ended
Units fulfilled increased by 466 units, or 10.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven by higher sales volume in our US sales channels.
Software and other services mix
We define software and other services mix as a percentage of our total revenue recognized in a reporting period that is based on software subscriptions and other services, consisting primarily of our software as a service (“SaaS”) offering. We view software and other services mix as a key indicator of the profitability of our business, and thus we believe that this measure is useful to investors.
Software and other services mix decreased by 2.8 percentage points, to 33.3% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. While our software and other services revenue increased in total, our hardware revenue increased at a faster rate due in part to the sale of semiconductor chips to one of our partners.

Description of Certain Components of Financial Data
Revenue
Revenue consists of revenue from the sale of products, such as medical devices, accessories, and semiconductor chips, and the sale of software and other services. Our software and related service offerings include SaaS subscriptions, product support and maintenance (“Support”), software development kits ("SDKs") which may be perpetual or term-based, and partnership support services. SaaS subscriptions include licenses for teams and individuals as well as enterprise-level subscriptions. For sales of products and perpetual SDKs, revenue is recognized at a point in time upon transfer of control to the customer. SaaS subscriptions, Support, and term-based SDKs are generally related to stand-ready obligations and are recognized ratably over time.
Over time, as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales. Recently, due in part to the continued success of our next-generation iQ3 probe and the sale of semiconductor chips to one of our partners, our software and other services mix as a percentage of total revenue decreased.
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

Other
Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to reductions in force, business transformation initiatives, litigation costs, and legal settlements.
Results of Operations
We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
	2025		2024
(in thousands)	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$14,164	66.7%	$11,291	63.9%
Software and other services	7,061	33.3	6,365	36.1
Total revenue	21,225	100.0	17,656	100.0
Cost of revenue:
Product	5,824	27.4	5,096	28.9
Software and other services	2,021	9.5	2,284	12.9
Total cost of revenue	7,845	37.0	7,380	41.8
Gross profit	13,380	63.0	10,276	58.2
Operating expenses:
Research and development	9,924	46.8	10,720	60.7
Sales and marketing	11,620	54.7	10,378	58.8
General and administrative	9,600	45.2	10,442	59.1
Other	704	3.3	1,357	7.7
Total operating expenses	31,848	150.0	32,897	186.3
Loss from operations	(18,468)	(87.0)	(22,621)	(128.1)
Interest income	1,651	7.8	1,511	8.6
Interest expense	(347)	(1.6)	(300)	(1.7)
Change in fair value of warrant liabilities	826	3.9	(207)	(1.2)
Other income (expense), net	2,378	11.2	(141)	(0.8)
Loss before provision for income taxes	(13,960)	(65.8)	(21,758)	(123.2)
Provision for income taxes	7	—	3	—
Net loss and comprehensive loss	$(13,967)	(65.8)%	$(21,761)	(123.2)%
Comparison of the three months ended March 31, 2025 and 2024
Revenue

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
Product	$14,164	$11,291	$2,873	25.4%
Software and other services	7,061	6,365	696	10.9
	$21,225	$17,656	$3,569	20.2%
Product revenue increased by $2.9 million, or 25.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by higher sales volume in our US sales channels, the impact of the iQ3 probe’s higher selling price after its launch in the US during the first quarter of 2024 and internationally during the third quarter of 2024, and the delivery of semiconductor chips to one of our newly onboarded partners.
Software and other services revenue increased by $0.7 million, or 10.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by higher enterprise software revenue and increased licensing and services revenue from our partnerships, partially offset by lower renewals of individual subscriptions.
Cost of revenue

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
Product	$5,824	$5,096	$728	14.3%
Software and other services	2,021	2,284	(263)	(11.5)
	$7,845	$7,380	$465	6.3%
Percentage of revenue	37.0%	41.8%
Cost of product revenue increased by $0.7 million, or 14.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by an increase in devices sold. Cost of software and other services revenue decreased by $0.3 million, or 11.5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by a $0.2 million decrease in capitalized software amortization on investments in software development made by the Company in 2021. Cost of revenue as a percentage of revenue decreased from 41.8% to 37.0%, primarily due to the decrease in capitalized software amortization as well as decreases in payroll expenses and cloud hosting costs.
Research and development

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
Research and development	$9,924	$10,720	$(796)	(7.4)%
Percentage of revenue	46.8%	60.7%
Research and development expenses decreased by $0.8 million, or 7.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by reductions of $0.7 million in personnel costs resulting from our business transformation initiative in 2024 to optimize our non-specialized technical functions.
Sales and marketing

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
Sales and marketing	$11,620	$10,378	$1,242	12.0%
Percentage of revenue	54.7%	58.8%
Sales and marketing expenses increased by $1.2 million, or 12.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by $0.9 million of higher personnel costs and $0.3 million of higher event expenses, resulting from investments in our sales force and marketing functions in order to support continued revenue growth.
General and administrative

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
General and administrative	$9,600	$10,442	$(842)	(8.1)%
Percentage of revenue	45.2%	59.1%

General and administrative expenses decreased by $0.8 million, or 8.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by reductions of $0.3 million in insurance costs, $0.2 million in personnel costs, and $0.1 million in professional service fees for legal and other administrative services.
Other

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
Other	$704	$1,357	$(653)	(48.1)%
Percentage of revenue	3.3%	7.7%
Other decreased by $0.7 million, or 48.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by $0.7 million of lower legal costs due to litigation. These costs are not representative of our ongoing operations.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity are cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.
On January 31, 2025, we raised $81.1 million, net of underwriting costs and related expenses, through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock. Excluding this public offering, during the three months ended March 31, 2025, the Company utilized $14.7 million of cash and cash equivalents for ongoing operations and the payment of our annual employee and management bonuses. As of March 31, 2025, our cash and cash equivalents balance was $155.2 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months.
As of March 31, 2025, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and inventory supply agreements. Our fixed office lease payment obligations were $27.1 million as of March 31, 2025, with $3.7 million payable within the next 12 months. Our fixed technology license payment obligations were $14.0 million as of March 31, 2025, with $3.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $2.9 million as of March 31, 2025, all of which is payable within the next 12 months.
As of March 31, 2025, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash flows
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(11,677)	$(20,667)
Net cash used in investing activities	(353)	(1,138)
Net cash provided by financing activities	78,467	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$66,437	$(21,805)

Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.
Net cash used in operating activities decreased by $9.0 million, or 43.5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was comprised of improvements of $7.3 million in net loss adjusted for certain non-cash items and $1.7 million in net working capital cash usage. The improvement in net working capital cash usage was primarily driven by improvements of $3.9 million in cash provided by changes in our inventory and the related vendor advances and accrued purchase commitments, $1.6 million in cash provided by changes in accounts receivable, and $0.9 million in cash used for changes in deferred revenue. These improvements were partially offset by a $4.5 million increase in cash used for changes in accounts payable and accrued expenses, which includes a $2.8 million increase in cash used to pay out accrued annual bonuses to our employees and management.
Net cash used in investing activities
Net cash used in investing activities decreased by $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to a decrease in purchases of property, equipment, and intangible assets, including capitalized software.
Net cash provided by financing activities
Net cash provided by financing activities increased by $78.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily comprised of $81.1 million provided by the net proceeds from the public share offering in January 2025, partially offset by $2.8 million in cash used for payments of taxes for restricted stock units. We did not have any financing activities during the three months ended March 31, 2024.
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
For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We did not have any floating rate debt as of March 31, 2025. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. Nonetheless, to the extent our costs are impacted by general inflationary pressures, including as a result of tariffs, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operations Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, results of operations, and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2025.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 5, 2025, entities owned by trusts created for the benefit of the children of Dr. Jonathan Rothberg, a member of our board of directors, adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K), pursuant to which they have authorized the sale of up to 6,202,545 shares of our Class A common stock during a period beginning on July 7, 2025, and ending on July 3, 2026. This trading plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
During the three months ended March 31, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the Registrant, as filed with the Secretary of the State of Delaware on June 7, 2024.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X*

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: May 2, 2025	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer