Form 10-Q
period 2025-06-30
Butterfly Network, Inc.
filed 2025-08-01
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of July 24, 2025, the registrant had 225,314,153 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$148,136	$88,775
Accounts receivable, net of allowance for doubtful accounts of $2,726 and $2,583 at June 30, 2025 and December 31, 2024, respectively	24,527	20,793
Inventories	68,907	70,789
Current portion of vendor advances	4,555	5,547
Prepaid expenses and other current assets	7,622	6,709
Total current assets	253,747	192,613
Property and equipment, net	17,329	19,518
Intangible assets, net	8,216	8,916
Non-current portion of vendor advances	14,790	15,042
Operating lease assets	13,461	14,233
Other non-current assets	5,735	5,760
Total assets	$313,278	$256,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,320	$4,250
Deferred revenue, current	15,642	16,139
Accrued purchase commitments, current	131	131
Warrant liabilities, current	1,239	—
Accrued expenses and other current liabilities	24,334	27,695
Total current liabilities	44,666	48,215
Deferred revenue, non-current	7,231	7,315
Warrant liabilities, non-current	—	2,685
Operating lease liabilities	19,097	20,398
Other non-current liabilities	9,478	8,637
Total liabilities	80,472	87,250
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at June 30, 2025 and December 31, 2024; 224,609,833 and 188,626,154 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	22	19
Class B common stock $.0001 par value; 27,000,000 shares authorized at June 30, 2025 and December 31, 2024; 26,426,937 shares issued and outstanding at June 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,062,712	970,940
Accumulated deficit	(829,931)	(802,130)
Total stockholders’ equity	232,806	168,832
Total liabilities and stockholders’ equity	$313,278	$256,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$16,621	$14,648	$30,785	$25,939
Software and other services	6,762	6,839	13,823	13,204
Total revenue	23,383	21,487	44,608	39,143
Cost of revenue:
Product	6,670	6,579	12,494	11,674
Software and other services	1,822	2,322	3,842	4,606
Total cost of revenue	8,492	8,901	16,336	16,280
Gross profit	14,891	12,586	28,272	22,863
Operating expenses:
Research and development	8,315	9,411	18,239	20,131
Sales and marketing	11,559	9,728	23,179	20,106
General and administrative	9,130	10,073	18,729	20,514
Other	1,987	606	2,691	1,964
Total operating expenses	30,991	29,818	62,838	62,715
Loss from operations	(16,100)	(17,232)	(34,566)	(39,852)
Interest income	1,503	1,291	3,155	2,802
Interest expense	(368)	(309)	(715)	(609)
Change in fair value of warrant liabilities	620	620	1,446	413
Other income (expense), net	531	(59)	2,906	(201)
Loss before provision for income taxes	(13,814)	(15,689)	(27,774)	(37,447)
Provision for income taxes	20	17	27	20
Net loss and comprehensive loss	$(13,834)	$(15,706)	$(27,801)	$(37,467)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.18)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	248,393,811	211,663,554	241,695,884	210,268,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three months ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
March 31, 2025	220,818,648	$22	26,426,937	$3	$1,055,768	$(816,097)	$239,696
Net loss	—	—	—	—	—	(13,834)	(13,834)
Net proceeds from share offering	—	—	—	—	(104)	—	(104)
Common stock issued upon exercise of stock options	99,676	—	—	—	142	—	142
Common stock issued upon vesting of restricted stock units, net	2,564,755	—	—	—	—	—	—
Common stock issued for employee stock purchase plan	1,126,754	—	—	—	949	—	949
Stock-based compensation expense	—	—	—	—	5,957	—	5,957
June 30, 2025	224,609,833	$22	26,426,937	$3	$1,062,712	$(829,931)	$232,806

Three months ended June 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
March 31, 2024	184,214,377	$18	26,426,937	$3	$955,382	$(751,399)	$204,004
Net loss	—	—	—	—	—	(15,706)	(15,706)
Common stock issued upon vesting of restricted stock units	1,823,320	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	5,981	—	5,981
June 30, 2024	186,037,697	$19	26,426,937	$3	$961,363	$(767,105)	$194,280

Six months ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
Net loss	—	—	—	—	—	(27,801)	(27,801)
Net proceeds from share offering	27,600,000	3	—	—	81,003	—	81,006
Common stock issued upon exercise of stock options	179,503	—	—	—	274	—	274
Common stock issued upon vesting of restricted stock units, net	7,077,422	—	—	—	(2,775)	—	(2,775)
Common stock issued for employee stock purchase plan	1,126,754	—	—	—	949	—	949
Stock-based compensation expense	—	—	—	—	12,321	—	12,321
June 30, 2025	224,609,833	$22	26,426,937	$3	$1,062,712	$(829,931)	$232,806

Six months ended June 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053
Net loss	—	—	—	—	—	(37,467)	(37,467)
Common stock issued upon vesting of restricted stock units	4,815,903	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	11,693	—	11,693
June 30, 2024	186,037,697	$19	26,426,937	$3	$961,363	$(767,105)	$194,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,801)	$(37,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	4,442	5,217
Non-cash interest expense	713	607
Write-down of inventories	66	(81)
Stock-based compensation expense	12,148	11,383
Change in fair value of warrant liabilities	(1,446)	(413)
Other	172	462
Changes in operating assets and liabilities:
Accounts receivable	(3,909)	(3,165)
Inventories	1,816	(1,072)
Prepaid expenses and other assets	(874)	165
Vendor advances	1,244	(1,396)
Accounts payable	(927)	(587)
Deferred revenue	(581)	(908)
Change in operating lease assets and liabilities	(411)	(348)
Accrued expenses and other liabilities	(3,496)	(3,064)
Net cash used in operating activities	(18,844)	(30,667)

Cash flows from investing activities:
Purchases of property, equipment, and intangible assets, including capitalized software	(1,249)	(1,872)
Sales of property and equipment	—	35
Net cash used in investing activities	(1,249)	(1,837)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	274	—
Proceeds from employee stock purchase plan	949	—
Net proceeds from share offering	81,006	—
Payments to tax authorities for restricted stock units withheld	(2,775)	—
Net cash provided by financing activities	79,454	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	59,361	(32,504)
Cash, cash equivalents, and restricted cash, beginning of period	92,790	138,650
Cash, cash equivalents, and restricted cash, end of period	$152,151	$106,146
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
The Company operates wholly-owned subsidiaries in the United States, Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of June 30, 2025, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.
As of June 30, 2025 and December 31, 2024, no customer and one customer accounted for more than 10% of the Company’s accounts receivable, respectively. No customer accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2025 and 2024.
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

In addition to the operating expenses presented on the condensed consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$23,383	$21,487	$44,608	$39,143
Less:
Cost of revenue	8,492	8,901	16,336	16,280
Payroll operating expenses	12,958	13,183	27,466	28,439
Stock-based compensation expense	5,864	5,859	12,148	11,383
Non-payroll operating expenses	10,182	10,170	20,533	20,929
Other	1,987	606	2,691	1,964
Other segment items	(2,266)	(1,526)	(6,765)	(2,385)
Net loss	$(13,834)	$(15,706)	$(27,801)	$(37,467)
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
The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Employment-related expenses	$488	$26	$520	$(30)
Legal-related expenses	1,499	580	2,171	1,994
Total other	$1,987	$606	$2,691	$1,964

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
Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of Recognition	Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
By product type:
Hardware	Point-in-time	$16,621	$14,648	$30,785	$25,939
Software and other services	Over time	6,762	6,839	13,823	13,204
Total revenue		$23,383	$21,487	$44,608	$39,143

By geographical market:
United States		$17,540	$17,039	$34,579	$30,775
International		5,843	4,448	10,029	8,368
Total revenue		$23,383	$21,487	$44,608	$39,143
Contract Balances
Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 to 90 days for sales on credit of product, software, and other services. For the three months ended June 30, 2025 and 2024, the Company recognized $5.6 million and $6.1 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the six months ended June 30, 2025 and 2024, the Company recognized $11.2 million and $11.1 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2025 and December 31, 2024, the Company had $40.5 million and $33.3 million, respectively, of remaining performance obligations. As of June 30, 2025, the Company expects to recognize 50% of its remaining performance obligations as revenue in the next twelve months and an additional 50% thereafter.
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
There were no transfers between fair value measurement levels during the periods ended June 30, 2025 and December 31, 2024.
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of June 30, 2025, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. No warrants were exercised during the three and six months ended June 30, 2025 and 2024.
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2025:
Warrants:
Public Warrants	$828	$828	$—	$—
Private Warrants	411	—	411	—
Total liabilities at fair value on a recurring basis	$1,239	$828	$411	$—

December 31, 2024:
Warrants:
Public Warrants	$1,794	$1,794	$—	$—
Private Warrants	891	—	891	—
Total liabilities at fair value on a recurring basis	$2,685	$1,794	$891	$—

Note 5. Inventories
The following table summarizes the Company’s inventories (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$47,200	$47,642
Work-in-progress	4,940	4,736
Finished goods	16,767	18,411
Total inventories	$68,907	$70,789
Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and six months ended June 30, 2025 and 2024, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.
Note 6. Property and Equipment, Net
The following table summarizes the Company’s property and equipment, net (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment, gross	$47,918	$46,415
Less: accumulated depreciation and amortization	(30,589)	(26,897)
Property and equipment, net	$17,329	$19,518
Note 7. Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$148,136	$102,051
Restricted cash included within prepaid expenses and other current assets	—	80
Restricted cash included within other non-current assets	4,015	4,015
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$152,151	$106,146
Restricted cash included within prepaid expenses and other current assets was restricted by an agreement with the Bill & Melinda Gates Foundation. As of December 31, 2024, the Company has fulfilled all of its obligations in the agreement, and all of the restrictions on these funds have lapsed. Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.

Note 8. Accrued Expenses and Other Current Liabilities
The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation	$5,485	$11,192
Customer deposits	2,225	1,909
Accrued warranty liability	376	498
Non-income tax	2,272	2,356
Professional fees	3,923	2,015
Current portion of operating lease liabilities	2,555	2,437
Other	7,498	7,288
Total accrued expenses and other current liabilities	$24,334	$27,695
The following table summarizes warranty expense activity (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$735	$644	$1,023	$697
Warranty provision charged to operations	495	387	462	483
Warranty claims	(314)	(219)	(569)	(368)
Balance, end of period	$916	$812	$916	$812
The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.
Note 9. Stockholders' Equity
Public Share Offering
On January 31, 2025, the Company issued and sold 27.6 million shares of its Class A common stock in a public offering at a price of $3.15 per share. The Company received gross proceeds of $86.9 million and incurred $5.2 million of underwriting discounts and commissions as well as $0.7 million of other incremental expenses paid by the Company. The net proceeds to the Company, after deducting expenses, was $81.0 million, which has been recognized as increases in cash and cash equivalents and stockholders' equity on the condensed consolidated balance sheets.
Equity Incentive Plans
For the three and six months ended June 30, 2025, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2025, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2025.

Stock Option Activity
The following table summarizes the changes in the Company’s outstanding stock options:

Number of Options
Outstanding at December 31, 2024	6,560,736
Granted	—
Exercised	(179,503)
Forfeited	(324,195)
Outstanding at June 30, 2025	6,057,038
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.
Restricted Stock Unit Activity
The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of RSUs
Outstanding at December 31, 2024	21,250,230
Granted	8,581,432
Vested	(7,993,382)
Forfeited	(1,386,789)
Outstanding at June 30, 2025	20,451,491
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
Award Accelerations and Modifications
During the second quarter of 2025, certain service-based RSUs of a departing employee had their vesting accelerated pursuant to a separation agreement. In total, 0.4 million RSUs had their vesting accelerated. For the three and six months ended June 30, 2025, the incremental stock-based compensation expense resulting from the acceleration was $0.5 million.
Employee Stock Purchase Plan
The Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of common stock initially reserved and available for issuance. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases occurring in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. The grant date fair value of the awards is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those used for the Company’s stock option awards granted under its equity incentive plans. 1.1 million shares of common stock have been issued under the ESPP during the three and six months ended June 30, 2025.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$1,447	$1,943	3,696	3,962
Sales and marketing	2,076	1,155	3,796	2,262
General and administrative	2,341	2,760	4,656	5,159
Total stock-based compensation expense	$5,864	$5,858	$12,148	$11,383
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended June 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(12,362)	$(1,472)	$(13,834)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(12,362)	$(1,472)	$(13,834)
Denominator:
Weighted-average common shares outstanding	221,966,874	26,426,937	248,393,811
Denominator for basic and diluted net loss per share – weighted-average common stock	221,966,874	26,426,937	248,393,811
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.06)

Three months ended June 30, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(13,745)	$(1,961)	$(15,706)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(13,745)	$(1,961)	$(15,706)
Denominator:
Weighted-average common shares outstanding	185,236,617	26,426,937	211,663,554
Denominator for basic and diluted net loss per share – weighted-average common stock	185,236,617	26,426,937	211,663,554
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.07)

Six months ended June 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(24,761)	$(3,040)	$(27,801)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(24,761)	$(3,040)	$(27,801)
Denominator:
Weighted-average common shares outstanding	215,268,947	26,426,937	241,695,884
Denominator for basic and diluted net loss per share – weighted-average common stock	215,268,947	26,426,937	241,695,884
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.12)

Six months ended June 30, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(32,758)	$(4,709)	$(37,467)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(32,758)	$(4,709)	$(37,467)
Denominator:
Weighted-average common shares outstanding	183,841,564	26,426,937	210,268,501
Denominator for basic and diluted net loss per share – weighted-average common stock	183,841,564	26,426,937	210,268,501
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.18)
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
The following table summarizes the Company’s anti-dilutive common equivalent shares:

	June 30,
	2025	2024
Outstanding options to purchase common stock	6,057,038	7,022,739
Outstanding restricted stock units	20,451,491	21,944,400
Outstanding employee stock purchase plan options	1,949,593	—
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	49,110,812	49,619,829
Note 11. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2025 and 2024, expenses for matching 401(k) contributions were $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, expenses for matching 401(k) contributions were $0.3 million and $0.3 million, respectively.

Note 12. Commitments and Contingencies
Commitments
Leases:
The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended June 30, 2025 and 2024, total lease cost was $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2025 and 2024, total lease cost was $1.4 million and $1.5 million, respectively. Total lease cost was primarily composed of operating lease costs.
Purchase Commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of June 30, 2025, the aggregate amount of minimum inventory purchase commitments is $4.5 million, and the Company has a vendor advance asset of $2.7 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.
The Company applied the guidance in Accounting Standards Codification Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and six months ended June 30, 2025 and 2024, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and six months ended June 30, 2025 and 2024, the Company did not acquire a significant amount of such E&O inventory.
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
Butterfly developed ultrasound devices that can perform whole-body imaging in a single handheld probe because they are powered by our proprietary semiconductor technology instead of piezoelectric crystals. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions. We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions, to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel.
Since 2022, we have taken significant actions to reduce our cost of operations and extend our cash runway and have reduced our annual cash requirements by approximately $180 million, to less than $50 million annually. As we look forward, we expect to continue to invest in our business in order to grow revenue. On January 31, 2025, we raised additional capital through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock, generating proceeds of $81.0 million, net of underwriting costs and related expenses.
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

5,220
4,750
5,183
4,663
5,499
June 30, 2025
March 31, 2025
December 31, 2024
September 30, 2024
June 30, 2024

For the three months ended
Units fulfilled decreased by 279 units, or 5.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was a result of lower probe sales volume in our US sales channels since the anniversary of our iQ3's 2024 launch, but this was partially offset by higher probe sales volume internationally and in our Vet sales channel.
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
Software and other services mix decreased by 2.9 percentage points, to 28.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. While this decrease is partly due to a slight decrease in implementation revenue in the current year partially offset by higher subscription revenue, the mix decrease is primarily a reflection of the increases in both our product revenue and total revenue shifting the mix more towards hardware.

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
Over time, as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales. Recently, due in part to the continued success of our next-generation iQ3 probe and the delivery of semiconductor chips to one of our partners, our software and other services mix as a percentage of total revenue decreased.
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

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$16,621	71.1%	$14,648	68.2%	$30,785	69.0%	$25,939	66.3%
Software and other services	6,762	28.9	6,839	31.8	13,823	31.0	13,204	33.7
Total revenue	23,383	100.0	21,487	100.0	44,608	100.0	39,143	100.0
Cost of revenue:
Product	6,670	28.5	6,579	30.6	12,494	28.0	11,674	29.8
Software and other services	1,822	7.8	2,322	10.8	3,842	8.6	4,606	11.8
Total cost of revenue	8,492	36.3	8,901	41.4	16,336	36.6	16,280	41.6
Gross profit	14,891	63.7	12,586	58.6	28,272	63.4	22,863	58.4
Operating expenses:
Research and development	8,315	35.6	9,411	43.8	18,239	40.9	20,131	51.4
Sales and marketing	11,559	49.4	9,728	45.3	23,179	52.0	20,106	51.4
General and administrative	9,130	39.0	10,073	46.9	18,729	42.0	20,514	52.4
Other	1,987	8.5	606	2.8	2,691	6.0	1,964	5.0
Total operating expenses	30,991	132.5	29,818	138.8	62,838	140.9	62,715	160.2
Loss from operations	(16,100)	(68.9)	(17,232)	(80.2)	(34,566)	(77.5)	(39,852)	(101.8)
Interest income	1,503	6.4	1,291	6.0	3,155	7.1	2,802	7.2
Interest expense	(368)	(1.6)	(309)	(1.4)	(715)	(1.6)	(609)	(1.6)
Change in fair value of warrant liabilities	620	2.7	620	2.9	1,446	3.2	413	1.1
Other income (expense), net	531	2.3	(59)	(0.3)	2,906	6.5	(201)	(0.5)
Loss before provision for income taxes	(13,814)	(59.1)	(15,689)	(73.0)	(27,774)	(62.3)	(37,447)	(95.7)
Provision for income taxes	20	0.1	17	0.1	27	0.1	20	0.1
Net loss and comprehensive loss	$(13,834)	(59.2)%	$(15,706)	(73.1)%	$(27,801)	(62.3)%	$(37,467)	(95.7)%
Comparison of the three months ended June 30, 2025 and 2024
Revenue

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
Product	$16,621	$14,648	$1,973	13.5%
Software and other services	6,762	6,839	(77)	(1.1)
	$23,383	$21,487	$1,896	8.8%
Product revenue increased by $2.0 million, or 13.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily driven by the impact of the higher selling price of our iQ3 probe, which launched in the US during the first quarter of 2024 and internationally during the third quarter of 2024, and the delivery of semiconductor chips to one of our Octiv partners. These increases were partially offset by lower probe sales volume in our US sales channels which were bolstered in the prior year by a large number of trade-ins and upgrades following the launch of our recently-anniversaried iQ3 probe.
Software and other services revenue decreased by $0.1 million, or 1.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by decreases in revenue from implementations and other services, but they were partially offset by an increase in our software subscription revenue.
Cost of revenue

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
Product	$6,670	$6,579	$91	1.4%
Software and other services	1,822	2,322	(500)	(21.5)
	$8,492	$8,901	$(409)	(4.6)%
Percentage of revenue	36.3%	41.4%
Cost of product revenue remained relatively flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, increasing $0.1 million, or 1.4%, primarily due to the delivery of semiconductor chips to one of our Octiv partners, but partially offset by lower probe sales volume. Cost of software and other services revenue decreased by $0.5 million, or 21.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a corresponding decrease in amortization expense for software development investments made by the Company in 2021. Cost of revenue as a percentage of revenue decreased from 41.4% to 36.3% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the reasons discussed above as well as efficiency improvements in our manufacturing process.
Research and development

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$8,315	$9,411	$(1,096)	(11.6)%
Percentage of revenue	35.6%	43.8%
Research and development expenses decreased by $1.1 million, or 11.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by a $1.0 million reduction in personnel costs resulting from our business transformation initiative in 2024 to optimize our non-specialized technical functions.
Sales and marketing

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
Sales and marketing	$11,559	$9,728	$1,831	18.8%
Percentage of revenue	49.4%	45.3%
Sales and marketing expenses increased by $1.8 million, or 18.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily driven by $1.3 million of higher personnel costs and $0.2 million of higher professional services costs resulting from investments in our sales force as well as our marketing and client experience functions in order to support continued revenue growth.

General and administrative

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
General and administrative	$9,130	$10,073	$(943)	(9.4)%
Percentage of revenue	39.0%	46.9%
General and administrative expenses decreased by $0.9 million, or 9.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by a reduction of $0.5 million in personnel costs, largely due to lower stock-based compensation expense in the current year, as well as reductions of $0.1 million each in our insurance costs and our professional service fees for legal and other administrative services.
Other

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
Other	$1,987	$606	$1,381	227.9%
Percentage of revenue	8.5%	2.8%
Other increased by $1.4 million, or 227.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was driven by $0.9 million of higher legal costs due to litigation and $0.5 million of higher employment-related costs. These costs are not representative of our ongoing operations.
Comparison of the six months ended June 30, 2025 and 2024
Revenue

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
Product	$30,785	$25,939	$4,846	18.7%
Software and other services	13,823	13,204	619	4.7
	$44,608	$39,143	$5,465	14.0%
Product revenue increased by $4.8 million, or 18.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily driven by the impact of the higher selling price and higher international volume of our iQ3 probe, which launched in the US during the first quarter of 2024 and internationally during the third quarter of 2024. In addition, our year-to-date product revenue was positively impacted by the deliveries of semiconductor chips to one of our Octiv partners.
Software and other services revenue increased by $0.6 million, or 4.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily driven by increases in software subscription revenue, revenue from our Octiv and Butterfly Garden partnerships, and revenue from SDK sales. These increases were partially offset by a decrease in revenue from implementations.
Cost of revenue

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
Product	$12,494	$11,674	$820	7.0%
Software and other services	3,842	4,606	(764)	(16.6)
	$16,336	$16,280	$56	0.3%
Percentage of revenue	36.6%	41.6%
Cost of product revenue increased by $0.8 million, or 7.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to deliveries of semiconductor chips to one of our Octiv partners. Cost of software and other services revenue decreased by $0.8 million, or 16.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a decrease in amortization expense for software development investments made by the Company in 2021 as well as reductions in personnel costs resulting from our business transformation initiative in 2024 to optimize our non-specialized technical functions. Cost of revenue as a percentage of revenue decreased from 41.6% to 36.6% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the reasons discussed above as well as higher average selling prices on our iQ3 probe and efficiency improvements in our manufacturing process.
Research and development

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$18,239	$20,131	$(1,892)	(9.4)%
Percentage of revenue	40.9%	51.4%
Research and development expenses decreased by $1.9 million, or 9.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by a $1.7 million reduction in personnel costs resulting from our business transformation initiative in 2024 to optimize our non-specialized technical functions.
Sales and marketing

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
Sales and marketing	$23,179	$20,106	$3,073	15.3%
Percentage of revenue	52.0%	51.4%
Sales and marketing expenses increased by $3.1 million, or 15.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily driven by $2.5 million of higher personnel costs resulting from investments in our sales force and marketing functions in order to support continued revenue growth.
General and administrative

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
General and administrative	$18,729	$20,514	$(1,785)	(8.7)%
Percentage of revenue	42.0%	52.4%
General and administrative expenses decreased by $1.8 million, or 8.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by a reduction of $0.7 million in personnel costs. Additionally, we realized reductions of $0.4 million in our insurance costs and $0.2 million in our professional service fees for legal and other administrative services.
Other

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
Other	$2,691	$1,964	$727	37.0%
Percentage of revenue	6.0%	5.0%
Other increased by $0.7 million, or 37.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was driven by $0.2 million of higher legal costs due to litigation and $0.5 million of higher employment-related costs. These costs are not representative of our ongoing operations.

Liquidity and Capital Resources
Since our inception, our primary sources of liquidity are cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.
On January 31, 2025, we raised $81.0 million, net of underwriting costs and related expenses, through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock. During the three months ended June 30, 2025, the Company utilized $7.1 million of cash and cash equivalents for ongoing operations. As of June 30, 2025, our cash and cash equivalents balance was $148.1 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months.
As of June 30, 2025, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, inventory supply agreements, and outsourced services. Our fixed office lease payment obligations were $26.2 million as of June 30, 2025, with $3.7 million payable within the next 12 months. Our fixed technology license payment obligations were $14.0 million as of June 30, 2025, with $3.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $1.8 million as of June 30, 2025, all of which is payable within the next 12 months. Our fixed outsourced services payment obligations were $4.2 million as of June 30, 2025, with $1.4 million payable within the next 12 months.
As of June 30, 2025, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash flows
Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(18,844)	$(30,667)
Net cash used in investing activities	(1,249)	(1,837)
Net cash provided by financing activities	79,454	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$59,361	$(32,504)
Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.
Net cash used in operating activities decreased by $11.8 million, or 38.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was comprised of improvements of $8.6 million in net loss adjusted for certain non-cash items and $3.3 million in net working capital cash usage. The improvement in net working capital cash usage was primarily driven by a $5.5 million improvement in cash provided by changes in our inventory and the related vendor advances and accrued purchase commitments and a $0.3 million improvement in cash used for changes in deferred revenue. These improvements were partially offset by a $1.0 million increase in cash used for changes in prepaid expenses and other assets, a $0.7 million increase in cash used for changes in accounts receivable, and a $0.7 million increase in cash used for changes in accounts payable and accrued expenses.

Net cash used in investing activities
Net cash used in investing activities decreased by $0.6 million, or 32.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to a decrease in purchases of property, equipment, and intangible assets, including capitalized software.
Net cash provided by financing activities
Net cash provided by financing activities increased by $79.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily comprised of $81.0 million provided by the net proceeds from the public share offering in January 2025 as well as $1.2 million provided by stock plan transactions, partially offset by $2.8 million in cash used for payments of taxes for restricted stock units. We did not have any financing activities during the six months ended June 30, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We did not have any floating rate debt as of June 30, 2025. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial & Operations Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2025.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Indemnification Arrangements
On July 30, 2025, our board of directors approved a new form of indemnification agreement (the “Indemnification Agreement”) to be entered into between the Company and each of our directors and certain officers. The Indemnification Agreement supersedes our previous form of indemnification agreement.
The Indemnification Agreement provides, among other things, that the Company will indemnify and advance expenses to the director or officer (the “Indemnitee”), to the fullest extent permitted by applicable law in effect on the date thereof or as amended to increase the scope of permitted indemnification, for any and all losses (including all interest and assessments and other charges in connection therewith) actually and reasonably incurred by the Indemnitee or on the Indemnitee’s behalf in connection with any proceeding in any way connected with, resulting from or relating to the Indemnitee’s status as a director or officer. The Indemnification Agreement also establishes various procedures, processes and requirements for the Indemnitee to exercise the provided indemnification and advancement rights.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached hereto as Exhibit 10.3 to this report and incorporated herein by reference.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the Registrant, as filed with the Secretary of the State of Delaware on June 7, 2024.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

10.1+	Executive Severance Plan, as amended	X

10.2+	Amended and Restated Nonemployee Director Compensation Policy	X

10.3+	Form of Indemnification Agreement	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X*

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+    Management contract or compensatory plan or arrangement.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: August 1, 2025	By:	/s/ Heather C. Getz, CPA
Heather C. Getz, CPA
Executive Vice President and Chief Financial & Operations Officer