Form 10-Q
period 2025-09-30
Butterfly Network, Inc.
filed 2025-10-31
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of October 21, 2025, the registrant had 226,175,175 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$144,233	$88,775
Accounts receivable, net of allowance for doubtful accounts of $2,252 and $2,583 at September 30, 2025 and December 31, 2024, respectively	24,418	20,793
Inventories	62,232	70,789
Current portion of vendor advances	2,646	5,547
Prepaid expenses and other current assets	7,862	6,709
Total current assets	241,391	192,613
Property and equipment, net	16,849	19,518
Intangible assets, net	7,866	8,916
Non-current portion of vendor advances	5,114	15,042
Operating lease assets	13,061	14,233
Other non-current assets	5,721	5,760
Total assets	$290,002	$256,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,308	$4,250
Deferred revenue, current	16,379	16,139
Accrued purchase commitments, current	131	131
Warrant liabilities, current	1,033	—
Accrued expenses and other current liabilities	29,480	27,695
Total current liabilities	50,331	48,215
Deferred revenue, non-current	7,907	7,315
Warrant liabilities, non-current	—	2,685
Operating lease liabilities	18,414	20,398
Other non-current liabilities	9,520	8,637
Total liabilities	86,172	87,250
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at September 30, 2025 and December 31, 2024; 226,107,253 and 188,626,154 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	23	19
Class B common stock $.0001 par value; 27,000,000 shares authorized at September 30, 2025 and December 31, 2024; 26,426,937 shares issued and outstanding at September 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,067,706	970,940
Accumulated deficit	(863,902)	(802,130)
Total stockholders’ equity	203,830	168,832
Total liabilities and stockholders’ equity	$290,002	$256,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$14,556	$13,538	$45,341	$39,478
Software and other services	6,933	7,023	20,755	20,227
Total revenue	21,489	20,561	66,096	59,705
Cost of revenue:
Product	23,552	6,065	36,047	17,739
Software and other services	1,694	2,263	5,536	6,870
Total cost of revenue	25,246	8,328	41,583	24,609
Gross profit (loss)	(3,757)	12,233	24,513	35,096
Operating expenses:
Research and development	8,703	8,844	26,942	28,975
Sales and marketing	10,626	9,607	33,805	29,713
General and administrative	9,289	9,353	28,018	29,868
Other	2,759	1,675	5,451	3,639
Total operating expenses	31,377	29,479	94,216	92,195
Loss from operations	(35,134)	(17,246)	(69,703)	(57,099)
Interest income	1,443	1,221	4,598	4,023
Interest expense	(385)	(319)	(1,100)	(928)
Change in fair value of warrant liabilities	207	(1,239)	1,652	(826)
Other income (expense), net	(86)	717	2,824	517
Loss before provision for income taxes	(33,955)	(16,866)	(61,729)	(54,313)
Provision for income taxes	16	58	43	78
Net loss and comprehensive loss	$(33,971)	$(16,924)	$(61,772)	$(54,391)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.13)	$(0.08)	$(0.25)	$(0.26)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	252,087,541	212,774,085	245,197,834	211,109,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three months ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
June 30, 2025	224,609,833	$22	26,426,937	$3	$1,062,712	$(829,931)	$232,806
Net loss	—	—	—	—	—	(33,971)	(33,971)
Common stock issued upon vesting of restricted stock units	1,497,420	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	4,994	—	4,994
September 30, 2025	226,107,253	$23	26,426,937	$3	$1,067,706	$(863,902)	$203,830

Three months ended September 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
June 30, 2024	186,037,697	$19	26,426,937	$3	$961,363	$(767,105)	$194,280
Net loss	—	—	—	—	—	(16,924)	(16,924)
Common stock issued upon vesting of restricted stock units	519,824	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,476	—	4,476
September 30, 2024	186,557,521	$19	26,426,937	$3	$965,839	$(784,029)	$181,832

Nine months ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
Net loss	—	—	—	—	—	(61,772)	(61,772)
Net proceeds from share offering	27,600,000	3	—	—	81,003	—	81,006
Common stock issued upon exercise of stock options	179,503	—	—	—	274	—	274
Common stock issued upon vesting of restricted stock units, net	8,574,842	1	—	—	(2,775)	—	(2,774)
Common stock issued for employee stock purchase plan	1,126,754	—	—	—	949	—	949
Stock-based compensation expense	—	—	—	—	17,315	—	17,315
September 30, 2025	226,107,253	$23	26,426,937	$3	$1,067,706	$(863,902)	$203,830

Nine months ended September 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	181,221,794	$18	26,426,937	$3	$949,670	$(729,638)	$220,053
Net loss	—	—	—	—	—	(54,391)	(54,391)
Common stock issued upon vesting of restricted stock units	5,335,727	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	16,169	—	16,169
September 30, 2024	186,557,521	$19	26,426,937	$3	$965,839	$(784,029)	$181,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(61,772)	$(54,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	6,327	7,835
Non-cash interest expense	1,099	926
Write-down of inventories	7,931	15
Write-down of vendor advances	9,621	—
Stock-based compensation expense	17,074	15,794
Change in fair value of warrant liabilities	(1,652)	826
Other	346	945
Changes in operating assets and liabilities:
Accounts receivable	(3,972)	(8,158)
Inventories	626	(264)
Prepaid expenses and other assets	(1,114)	681
Vendor advances	3,208	(1,342)
Accounts payable	(943)	(1,440)
Deferred revenue	832	441
Change in operating lease assets and liabilities	(633)	(549)
Accrued expenses and other liabilities	1,291	94
Net cash used in operating activities	(21,731)	(38,587)

Cash flows from investing activities:
Purchases of property, equipment, and intangible assets, including capitalized software	(2,265)	(2,286)
Sales of property and equipment	—	36
Net cash used in investing activities	(2,265)	(2,250)

Cash flows from financing activities:
Proceeds from exercise of stock options	274	—
Proceeds from employee stock purchase plan	949	—
Net proceeds from share offering	81,006	—
Payments to tax authorities for restricted stock units withheld	(2,775)	—
Net cash provided by financing activities	79,454	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	55,458	(40,837)
Cash, cash equivalents, and restricted cash, beginning of period	92,790	138,650
Cash, cash equivalents, and restricted cash, end of period	$148,248	$97,813
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of September 30, 2025, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk of its cash and cash equivalents.
As of September 30, 2025 and December 31, 2024, no customer and one customer accounted for more than 10% of the Company’s accounts receivable, respectively. No customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2025 and 2024.
Segment Reporting
The Company has determined that it operates in one reportable segment, which includes all activities related to the development, manufacture, and sale of the Company's products, software, and other services. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, regularly reviews the Company's consolidated net loss, which is reported as net loss and comprehensive loss on the condensed consolidated statements of operations and comprehensive loss, for purposes of evaluating the Company's financial performance, including reviewing budget versus actual results, and determining changes in the Company's allocation of resources across the Company's strategic initiatives. The Company's measure of segment assets is total assets, as reported on the condensed consolidated balance sheets, and substantially all of the Company’s long-lived assets are located in the United States.

In addition to the operating expenses presented on the condensed consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$21,489	$20,561	$66,096	$59,705
Less:
Cost of revenue (excluding write-downs of inventories and vendor advances)	7,760	8,231	24,031	24,594
Write-downs of inventories and vendor advances	17,486	97	17,552	15
Payroll operating expenses	13,041	13,521	40,508	41,960
Stock-based compensation operating expenses	4,825	4,412	16,974	15,794
Non-payroll operating expenses	10,752	9,871	31,283	30,802
Other	2,759	1,675	5,451	3,639
Other segment items	(1,163)	(322)	(7,931)	(2,708)
Net loss	$(33,971)	$(16,924)	$(61,772)	$(54,391)
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
The Company revised its estimates of the net realizable value of inventory and demand and future use of inventory during the three and nine months ended September 30, 2025, resulting in the following effects on captions in the condensed consolidated statements of comprehensive income (in thousands, except per-share amounts):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Loss from operations	$(17,486)	$(17,552)
Net loss and comprehensive loss	$(17,486)	$(17,552)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.07)	$(0.07)
See Note 5 "Inventories" for additional information on the charges related to these revised estimates. There have been no other material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2024.

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
The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Employment-related expenses	$447	$1,254	$966	$1,224
Legal-related expenses	2,312	421	4,485	2,415
Total other	$2,759	$1,675	$5,451	$3,639
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which introduced new guidance to modernize the accounting for internal-use software development costs by removing references to prescriptive and sequential software development stages and providing additional considerations when evaluating the probable-to-complete recognition threshold. This guidance is effective for the Company for both annual and interim periods beginning January 1, 2028. The new guidance may be adopted using either a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures, including which transition approach the Company expects to use.
Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by product type and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of Recognition	Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
By product type:
Hardware	Point-in-time	$14,556	$13,538	$45,341	$39,478
Software and other services	Over time	6,933	7,023	20,755	20,227
Total revenue		$21,489	$20,561	$66,096	$59,705

By geographical market:
United States		$16,090	$15,366	$50,669	$46,141
International		5,399	5,195	15,427	13,564
Total revenue		$21,489	$20,561	$66,096	$59,705
Contract Balances
Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 to 90 days for sales on credit of product, software, and other services. For the three months ended September 30, 2025 and 2024, the Company recognized $5.2 million and $5.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the nine months ended September 30, 2025 and 2024, the Company recognized $14.2 million and $14.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2025 and December 31, 2024, the Company had $42.2 million and $33.3 million, respectively, of remaining performance obligations. As of September 30, 2025, the Company expects to recognize 49% of its remaining performance obligations as revenue in the next twelve months and an additional 51% thereafter.
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
There were no transfers between fair value measurement levels during the periods ended September 30, 2025 and December 31, 2024.
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit during Longview’s initial public offering and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). As of September 30, 2025, there were an aggregate of 13,799,357 and 6,853,333 outstanding Public Warrants and Private Warrants, respectively. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The warrants will expire on February 12, 2026 or earlier upon redemption or liquidation. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. No warrants were exercised during the three and nine months ended September 30, 2025 and 2024.
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2025:
Warrants:
Public Warrants	$690	$690	$—	$—
Private Warrants	343	—	343	—
Total liabilities at fair value on a recurring basis	$1,033	$690	$343	$—

December 31, 2024:
Warrants:
Public Warrants	$1,794	$1,794	$—	$—
Private Warrants	891	—	891	—
Total liabilities at fair value on a recurring basis	$2,685	$1,794	$891	$—
Note 5. Inventories
The following table summarizes the Company’s inventories (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$39,121	$47,642
Work-in-progress	6,078	4,736
Finished goods	17,033	18,411
Total inventories	$62,232	$70,789
Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and nine months ended September 30, 2025, the Company recognized net realizable value inventory adjustments and excess and obsolete inventory charges totaling $17.5 million and $17.6 million, respectively, in product cost of revenue. Of those amounts for the three and nine months ended September 30, 2025, $9.6 million related to prepaid inventory that the Company will receive in the future, resulting in a write-down of the non-current portion of vendor advances on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 “Commitments and Contingencies” for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net
The following table summarizes the Company’s property and equipment, net (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment, gross	$48,799	$46,415
Less: accumulated depreciation and amortization	(31,950)	(26,897)
Property and equipment, net	$16,849	$19,518
Note 7. Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$144,233	$93,758
Restricted cash included within prepaid expenses and other current assets	—	40
Restricted cash included within other non-current assets	4,015	4,015
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$148,248	$97,813
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
Note 8. Accrued Expenses and Other Current Liabilities
The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Employee compensation	$8,374	$11,192
Customer deposits	2,147	1,909
Accrued warranty liability	420	498
Non-income tax	2,376	2,356
Professional fees	5,308	2,015
Current portion of operating lease liabilities	2,616	2,437
Other	8,239	7,288
Total accrued expenses and other current liabilities	$29,480	$27,695
The following table summarizes warranty expense activity (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$916	$812	$1,023	$697
Warranty provision charged to operations	492	401	955	884
Warranty claims	(331)	(242)	(901)	(610)
Balance, end of period	$1,077	$971	$1,077	$971

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
Equity Incentive Plans
For the three and nine months ended September 30, 2025, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the “2012 Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). On January 1, 2025, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2025.
Stock Option Activity
The following table summarizes the changes in the Company’s outstanding stock options:

Number of Options
Outstanding at December 31, 2024	6,560,736
Granted	—
Exercised	(179,503)
Forfeited	(468,885)
Outstanding at September 30, 2025	5,912,348
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.
Restricted Stock Unit Activity
The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”):

Number of RSUs
Outstanding at December 31, 2024	21,250,230
Granted	10,213,362
Vested	(9,490,802)
Forfeited	(1,924,452)
Outstanding at September 30, 2025	20,048,338
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined based on the fair market value of the Company’s Class A common stock on the grant date.
Included in the table above are market-based RSUs granted between 2023 and 2025 that include a service condition. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreements. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with similar risk-free interest rate, expected dividend yield, and expected volatility assumptions as those used by the Company for determining the grant date fair value of its stock options.
Award Accelerations and Modifications
During the second quarter of 2025, certain service-based RSUs of a departing employee had their vesting accelerated pursuant to a separation agreement. In total, 0.4 million RSUs had their vesting accelerated. For the nine months ended September 30, 2025, the incremental stock-based compensation expense resulting from the acceleration was $0.5 million.
Employee Stock Purchase Plan
The Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of Class A common stock initially reserved and available for issuance. On January 1, 2025, pursuant to the terms of the ESPP, the number of shares reserved for issuance was increased automatically by 1% of the number of shares of common stock issued and outstanding on December 31, 2023. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases occurring in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. The grant date fair value of the awards is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those used for the Company’s stock option awards granted under its equity incentive plans. No shares of common stock were issued under the ESPP during the three months ended September 30, 2025. 1.1 million shares of common stock were issued under the ESPP during the nine months ended September 30, 2025.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue – software and other services	$100	$—	$100	$—
Research and development	1,370	1,559	5,066	5,521
Sales and marketing	1,202	905	4,998	3,166
General and administrative	2,253	1,948	6,910	7,107
Total stock-based compensation expense	$4,925	$4,412	$17,074	$15,794
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

As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended September 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(30,410)	$(3,561)	$(33,971)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(30,410)	$(3,561)	$(33,971)
Denominator:
Weighted-average common shares outstanding	225,660,604	26,426,937	252,087,541
Denominator for basic and diluted net loss per share – weighted-average common stock	225,660,604	26,426,937	252,087,541
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.13)

Three months ended September 30, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(14,822)	$(2,102)	$(16,924)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(14,822)	$(2,102)	$(16,924)
Denominator:
Weighted-average common shares outstanding	186,347,148	26,426,937	212,774,085
Denominator for basic and diluted net loss per share – weighted-average common stock	186,347,148	26,426,937	212,774,085
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.08)

Nine months ended September 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(55,114)	$(6,658)	$(61,772)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(55,114)	$(6,658)	$(61,772)
Denominator:
Weighted-average common shares outstanding	218,770,897	26,426,937	245,197,834
Denominator for basic and diluted net loss per share – weighted-average common stock	218,770,897	26,426,937	245,197,834
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.25)

Nine months ended September 30, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(47,582)	$(6,809)	$(54,391)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(47,582)	$(6,809)	$(54,391)
Denominator:
Weighted-average common shares outstanding	184,682,855	26,426,937	211,109,792
Denominator for basic and diluted net loss per share – weighted-average common stock	184,682,855	26,426,937	211,109,792
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.26)
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
The following table summarizes the Company’s anti-dilutive common equivalent shares:

	September 30,
	2025	2024
Outstanding options to purchase common stock	5,912,348	6,892,924
Outstanding restricted stock units	20,048,338	22,752,688
Outstanding employee stock purchase plan options	1,794,222	2,717,307
Outstanding warrants	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	48,407,598	53,015,609
Note 11. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended September 30, 2025 and 2024, expenses for matching 401(k) contributions were $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, expenses for matching 401(k) contributions were $0.4 million and $0.4 million, respectively.
Note 12. Commitments and Contingencies
Commitments
Leases:
The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended September 30, 2025 and 2024, total lease cost was $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, total lease cost was $2.2 million and $2.2 million, respectively. Total lease cost was primarily composed of operating lease costs.
Purchase Commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of September 30, 2025, the aggregate amount of minimum inventory purchase commitments is $4.5 million, and the Company has a vendor advance asset of $0.9 million, net of write-downs, and an accrued purchase commitment liability of

$0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.
The Company applied the guidance in Accounting Standards Codification Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and nine months ended September 30, 2025 and 2024, the Company did not acquire a significant amount of such E&O inventory.
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

4,884
5,220
4,750
5,183
4,663
September 30, 2025
June 30, 2025
March 31, 2025
December 31, 2024
September 30, 2024

For the three months ended
Units fulfilled increased by 221 units, or 4.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by higher probe sales volume in our US sales channels.
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
Software and other services mix decreased by 1.9 percentage points, to 32.3%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease is primarily a reflection of the increases in both our product revenue and total revenue shifting the mix more towards hardware.

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
Over time, as adoption of our devices increases through further market penetration and as practitioners in the Butterfly network continue to use our devices, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales. Recently, due in part to the continued success of our next-generation iQ3 probe and the delivery of semiconductor chips to one of our partners, our software and other services mix as a percentage of total revenue has been decreasing in comparison to comparative periods in prior years.
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

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$14,556	67.7%	$13,538	65.8%	$45,341	68.6%	$39,478	66.1%
Software and other services	6,933	32.3	7,023	34.2	20,755	31.4	20,227	33.9
Total revenue	21,489	100.0	20,561	100.0	66,096	100.0	59,705	100.0
Cost of revenue:
Product	23,552	109.6	6,065	29.5	36,047	54.5	17,739	29.7
Software and other services	1,694	7.9	2,263	11.0	5,536	8.4	6,870	11.5
Total cost of revenue	25,246	117.5	8,328	40.5	41,583	62.9	24,609	41.2
Gross profit (loss)	(3,757)	(17.5)	12,233	59.5	24,513	37.1	35,096	58.8
Operating expenses:
Research and development	8,703	40.5	8,844	43.0	26,942	40.8	28,975	48.5
Sales and marketing	10,626	49.4	9,607	46.7	33,805	51.1	29,713	49.8
General and administrative	9,289	43.2	9,353	45.5	28,018	42.4	29,868	50.0
Other	2,759	12.8	1,675	8.1	5,451	8.2	3,639	6.1
Total operating expenses	31,377	146.0	29,479	143.4	94,216	142.5	92,195	154.4
Loss from operations	(35,134)	(163.5)	(17,246)	(83.9)	(69,703)	(105.5)	(57,099)	(95.6)
Interest income	1,443	6.7	1,221	5.9	4,598	7.0	4,023	6.7
Interest expense	(385)	(1.8)	(319)	(1.6)	(1,100)	(1.7)	(928)	(1.6)
Change in fair value of warrant liabilities	207	1.0	(1,239)	(6.0)	1,652	2.5	(826)	(1.4)
Other income (expense), net	(86)	(0.4)	717	3.5	2,824	4.3	517	0.9
Loss before provision for income taxes	(33,955)	(158.0)	(16,866)	(82.0)	(61,729)	(93.4)	(54,313)	(91.0)
Provision for income taxes	16	0.1	58	0.3	43	0.1	78	0.1
Net loss and comprehensive loss	$(33,971)	(158.1)%	$(16,924)	(82.3)%	$(61,772)	(93.5)%	$(54,391)	(91.1)%
Comparison of the three months ended September 30, 2025 and 2024
Revenue

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
Product	$14,556	$13,538	$1,018	7.5%
Software and other services	6,933	7,023	(90)	(1.3)
	$21,489	$20,561	$928	4.5%
Product revenue increased by $1.0 million, or 7.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily driven by higher average selling prices in our international markets given the international launch of our iQ3 probe in the third quarter last year. We also had increased sales volume within our eCommerce and vet channels.
Software and other services revenue remained relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, decreasing by $0.1 million, or 1.3%. This decrease was primarily driven by lower renewals of individual subscriptions and lower revenue from extended warranties due to the standard warranty of our iQ3 probe being longer than our prior models. These decreases were partially offset by increases in our licensing and services revenue from our partnerships.
Cost of revenue

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
Product	$23,552	$6,065	$17,487	288.3%
Software and other services	1,694	2,263	(569)	(25.1)
	$25,246	$8,328	$16,918	203.1%
Percentage of revenue	117.5%	40.5%
Cost of product revenue increased by $17.5 million, or 288.3%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by a non-recurring $17.4 million charge during the three months ended September 30, 2025 for excess and obsolete inventory due to technological advancements in the underlying components of our devices and changes in our product portfolio.
Cost of software and other services revenue decreased by $0.6 million, or 25.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $0.7 million decrease in amortization expense for software development investments that we made in prior years.
Cost of revenue as a percentage of revenue increased from 40.5% to 117.5% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the $17.4 million excess and obsolete inventory charge, which is 80.8% as a percentage of revenue for the three months ended September 30, 2025.
Research and development

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$8,703	$8,844	$(141)	(1.6)%
Percentage of revenue	40.5%	43.0%
Research and development expenses remained relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, decreasing by $0.1 million, or 1.6%. This decrease was primarily driven by reduced personnel and product engineering costs that were partially offset by higher professional services costs.
Sales and marketing

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
Sales and marketing	$10,626	$9,607	$1,019	10.6%
Percentage of revenue	49.4%	46.7%
Sales and marketing expenses increased by $1.0 million, or 10.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The most significant drivers of this increase were $0.4 million of higher personnel costs and $0.1 million of higher professional services costs, both resulting from investments in our sales force and client experience function in order to support continued revenue growth.

General and administrative

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
General and administrative	$9,289	$9,353	$(64)	(0.7)%
Percentage of revenue	43.2%	45.5%
General and administrative expenses remained relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, decreasing by $0.1 million, or 0.7%. This decrease was primarily driven by reduced insurance costs, largely offset by higher personnel costs due to increased headcount.
Other

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
Other	$2,759	$1,675	$1,084	64.7%
Percentage of revenue	12.8%	8.1%
Other increased by $1.1 million, or 64.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was driven by $1.9 million of higher legal costs due to litigation, partially offset by $0.8 million of lower employment-related costs. These costs are not representative of our ongoing operations.
Comparison of the nine months ended September 30, 2025 and 2024
Revenue

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
Product	$45,341	$39,478	$5,863	14.9%
Software and other services	20,755	20,227	528	2.6
	$66,096	$59,705	$6,391	10.7%
Product revenue increased by $5.9 million, or 14.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily driven by deliveries of semiconductor chips to one of our Octiv partners in the current year as well as higher average selling prices in our international markets given the international launch of our iQ3 probe in the third quarter last year.
Software and other services revenue increased by $0.5 million, or 2.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily driven by increases in licensing and services revenue from our partnerships and licensing revenue from our US sales channels, partially offset by a decrease in software and other services revenue from our international sales channels.
Cost of revenue

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
Product	$36,047	$17,739	$18,308	103.2%
Software and other services	5,536	6,870	(1,334)	(19.4)
	$41,583	$24,609	$16,974	69.0%
Percentage of revenue	62.9%	41.2%
Cost of product revenue increased by $18.3 million, or 103.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by a non-recurring $17.4 million charge during the nine months ended September 30, 2025 for excess and obsolete inventory due to technological advancements in the underlying components of our devices and changes in our product portfolio.

Cost of software and other services revenue decreased by $1.3 million, or 19.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $1.4 million decrease in amortization expense for software development investments that we made in prior years.
Cost of revenue as a percentage of revenue increased from 41.2% to 62.9% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the $17.4 million excess and obsolete inventory charge, which is 26.3% as a percentage of revenue for the nine months ended September 30, 2025.
Research and development

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$26,942	$28,975	$(2,033)	(7.0)%
Percentage of revenue	40.8%	48.5%
Research and development expenses decreased by $2.0 million, or 7.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by a reduction of $2.4 million in personnel costs as a result of our business transformation initiative in 2024 to optimize our non-specialized technical functions, a reduction of $0.6 million in product engineering costs, and an offsetting increase of $1.2 million in professional services costs for software development and regulatory compliance.
Sales and marketing

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
Sales and marketing	$33,805	$29,713	$4,092	13.8%
Percentage of revenue	51.1%	49.8%
Sales and marketing expenses increased by $4.1 million, or 13.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily driven by $3.0 million of higher personnel and other employment-related costs and $0.2 million of higher professional services costs, both resulting from investments in our sales force and client experience function in order to support continued revenue growth.
General and administrative

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
General and administrative	$28,018	$29,868	$(1,850)	(6.2)%
Percentage of revenue	42.4%	50.0%
General and administrative expenses decreased by $1.9 million, or 6.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by reductions of $0.7 million in insurance costs, $0.5 million in personnel costs partly due to lower stock-based compensation expense, and $0.3 million in external accounting and audit fees.
Other

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
Other	$5,451	$3,639	$1,812	49.8%
Percentage of revenue	8.2%	6.1%
Other increased by $1.8 million, or 49.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was driven by $2.1 million of higher legal costs due to litigation, partially offset by $0.3 million of lower employment-related costs. These costs are not representative of our ongoing operations.

Liquidity and Capital Resources
Since our inception, our primary sources of liquidity are cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.
On January 31, 2025, we raised $81.0 million, net of underwriting costs and related expenses, through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock. During the three months ended September 30, 2025, the Company utilized $3.9 million of cash and cash equivalents for ongoing operations. As of September 30, 2025, our cash and cash equivalents balance was $144.2 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months.
As of September 30, 2025, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, inventory supply agreements, and outsourced services. Our fixed office lease payment obligations were $25.2 million as of September 30, 2025, with $3.7 million payable within the next 12 months. Our fixed technology license payment obligations were $14.0 million as of September 30, 2025, with $3.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $3.6 million as of September 30, 2025, all of which is payable within the next 12 months. Our fixed outsourced services payment obligations were $4.5 million as of September 30, 2025, with $1.4 million payable within the next 12 months.
As of September 30, 2025, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash flows
Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,731)	$(38,587)
Net cash used in investing activities	(2,265)	(2,250)
Net cash provided by financing activities	79,454	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$55,458	$(40,837)
Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.
Net cash used in operating activities decreased by $16.9 million, or 43.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was comprised of improvements of $7.0 million in net loss adjusted for certain non-cash items and $9.9 million in net working capital cash usage. The improvement in net working capital cash usage was primarily driven by a $5.5 million improvement in cash provided by changes in our inventory and the related vendor advances, a $4.2 million improvement in cash used for changes in accounts receivable, and a $1.7 million improvement in cash provided by changes in accounts payable and accrued expenses. These improvements were partially offset by a $1.8 million increase in cash used for changes in prepaid expenses and other assets.

Net cash used in investing activities
Net cash used in investing activities remained relatively flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, increasing by 0.7%. There were no significant changes in purchases of property, equipment, and intangible assets, including capitalized software or sales of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities increased by $79.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily comprised of $81.0 million provided by the net proceeds from the public share offering in January 2025 as well as $1.2 million provided by stock plan transactions, partially offset by $2.8 million in cash used for payments of taxes for restricted stock units. We did not have any financing activities during the nine months ended September 30, 2024.
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
As of September 30, 2025, we concluded that a revision to our estimates of the net realizable value of our inventories and of excess and obsolete inventory was appropriate due to technological advancements in the underlying components of our devices and changes in our product portfolio. As a result, we recognized an additional $17.4 million non-recurring charge for excess and obsolete inventory in our cost of product revenue during the three and nine months ended September 30, 2025. This was in addition to the insignificant, recurring net realizable value and excess and obsolete inventory adjustments we typically recognize.
For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no other material changes to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We did not have any floating rate debt as of September 30, 2025. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
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
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2025.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On September 12, 2025, Steven Cashman, our Chief Business Officer, adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K), pursuant to which Mr. Cashman has authorized the sale of up to 450,000 shares of our Class A common stock during a period beginning on February 26, 2026, and ending on October 30, 2026. This trading plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
During the three months ended September 30, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the Registrant, as filed with the Secretary of the State of Delaware on June 7, 2024.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292

3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292

10.1+	Promotion Letter for Megan Carlson, dated as of July 14, 2025	X

10.2+	Retention Award Letter, dated as of October 8, 2025, by and between Butterfly Network, Inc. and Megan Carlson	X

10.3+	Promotion Letter for Nick Caezza, dated as of February 2, 2024	X

10.4+	Offer Letter, dated as of August 26, 2025, by and between Butterfly Network, Inc. and Victor Ku	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X*

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+    Management contract or compensatory plan or arrangement.
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTTERFLY NETWORK, INC.

Date: October 31, 2025	By:	/s/ Megan Carlson, CPA
Megan Carlson, CPA
Interim Chief Financial Officer