Form 10-K
period 2025-12-31
Butterfly Network, Inc.
filed 2026-02-27
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $383.8 million.
As of February 19, 2026, the registrant had 228,205,930 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•the success, cost and timing of our efforts to out-license our intellectual property to third parties;
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
•the pricing of our products and services and reimbursement for medical procedures conducted using our medical products and services;
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

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those further described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects or cause a decline in the price of our common stock:
•We have a limited history of generating revenue from sales of our products, and we have incurred significant losses since inception. We anticipate that we will continue to incur losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
•Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
•Medical device development is costly and involves continual technological change, which may render our current or future medical devices obsolete.
•We are dependent upon the success of our sales and customer acquisition and retention strategies.
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
•Acquisitions, joint ventures, or other strategic transactions, including in connection with our Butterfly Embedded™ program, could disrupt our business, cause dilution to our stockholders, and otherwise harm our business.
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
•Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational or financial harm and liability.
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
•We out-license our intellectual property to third parties, and our licensees may not always act in our best interest. If these third parties fail to comply with their obligations under their respective licenses with us, if these licenses are terminated, or if disputes regarding these licenses arise, we could lose significant revenue or rights that are important to our business.

•If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
•We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
•We are currently subject to a securities class action lawsuit and stockholder derivative actions, and we have indemnification obligations to certain defendants party to a putative class action, the unfavorable outcomes of which may have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Item 1.    BUSINESS
Overview
Butterfly is the pioneer of the Ultrasound-on-Chip™ semiconductor platform and a leader in semiconductor-based point-of-care ultrasound technology. We combine proprietary hardware, intuitive software, services and educational offerings that can make ultrasound more accessible than ever before. Our flagship point-of-care solution enables the practical application of ultrasound information into the clinical workflow through affordable ultrasound devices that fit in a healthcare professional’s pocket and pair with cloud-connected software that is easily accessed through a mobile application.
While Butterfly’s core commercial business is in the point-of-care ultrasound (“POCUS”) category, our technology is fundamentally different from incumbent POCUS devices, which we view as mere extensions of cart-based hospital workflows. In contrast, Butterfly’s devices are built on our one-of-a-kind Ultrasound-on-Chip™ semiconductor platform. Our technology is designed for true mobility, not just because it is a single, portable imaging device suitable for any doctor or nurse, but also because it is powered by AI-driven tools, cloud connectivity, and seamless hospital integration. This combination of advanced, cloud-connected software and portable hardware is the key to mobility, allowing Butterfly to support large health systems while also functioning independently of them in remote or resource-limited settings. Wherever a doctor, nurse, or patient braves to go, Butterfly can deliver imaging that adapts to their environment and remains securely connected.
With this proprietary, comprehensive portable ultrasound solution, that is protected by a robust intellectual property portfolio, we are on a mission to democratize healthcare by increasing access and use of ultrasound information wherever care is being delivered – whether a large healthcare system, a rural clinic, a global conflict zone or beyond. We are helping streamline and optimize deployment of ultrasound at scale across hospital systems with our Compass AI™ software that integrates into health system infrastructures, and connects across all departments and specialties. Furthermore, we envision a future where Butterfly’s imaging technology is fully integrated into hospital-at-home workflows, improving remote monitoring and management of patients’ health conditions from the comfort of their homes.
We market and sell the Butterfly solution to healthcare systems, as well as to physicians and healthcare providers through a direct sales force, distributors, and our eCommerce channel. We generated total revenue of $97.6 million and $82.1 million in the years ended December 31, 2025 and 2024, respectively. We also incurred net losses of $77.1 million and $72.5 million for the years ended December 31, 2025 and 2024, respectively.
Outside of the core POCUS category, Butterfly licenses its proprietary Ultrasound-on-Chip™ semiconductor platform for co-development of novel technologies in non-competitive markets through a program called Butterfly Embedded™. Examples of active engagement areas include brain computer interfaces, surgical robotics, and liver assessment technologies. Because our Ultrasound-on-Chip™ is cost-effective, power-efficient and offers an entire 3D-capable ultrasound machine on a chip about the size of two postage stamps – we believe there is vast opportunity for innovation across wearable, implantable, interventional and therapeutic healthcare use cases, as well as a number of non-medical applications.
Butterfly employs approximately 220 employees as of January 31, 2026 and sells our products in over 30 countries through our sales force, independent distributors, and directly to physicians through our eCommerce channel. Outside of our core commercial geographies, Butterfly iQ+ is also being utilized in over 70 low resource settings around the world through global health partnerships. Butterfly iQ3 is currently FDA-cleared for sale in the United States and CE marked in Europe.

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
Since our founding, Butterfly and our disruptive technology have been recognized by Prix Galien USA, Fierce50, TIME’s Best Inventions, Fast Company’s World Changing Ideas, CNBC Disruptor 50, MedTech Breakthrough Awards, and won an Apple Design Award among other accolades.
We have wholly-owned subsidiaries organized in the United States, Australia, Germany, the Netherlands, the United Kingdom and Taiwan. Our principal executive offices are located at 1600 District Avenue, Burlington, Massachusetts 01803 and our telephone number is (781) 557-4800.
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
Market Opportunity
We believe our traditional point-of-care ultrasound market paired with home care services opportunities relating to congestive heart failure, peripheral artery disease and neurogenic bladder populations in long term care facilities create a potential new addressable market that we estimate exceeds $100 billion. Specifically, we believe our solution addresses an unmet need across an addressable market of over 40 million healthcare practitioners, including approximately 10 million medical doctors, 30 million nurses and midwives, and 2 million veterinarians and veterinary technicians worldwide. Ultimately, our north star is to reach patients in alternative and home care settings, potentially with future, differentiated form factors intended to enable ease of use in the home, subject to receipt of required marketing authorizations.
In the near term, we are first driving adoption with healthcare practitioners, including doctors and nurses in healthcare systems and a focused group of initial customers in the veterinary market, comprised of companion animal, mixed animal, equine veterinarians, and veterinary academic institutions. Our newest Butterfly iQ3 device has demonstrated impressive uptake since its release in February 2024, driving further penetration into the market, with best-in-class image quality that has brought more ultrasound users over to Butterfly. As we look ahead, we will leverage the quality of Butterfly iQ3 and benefits of our Compass AI™ enterprise software to continue our focus on driving and expanding further into the hospital segment.
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
Beyond our POCUS and home services market, we believe we have the opportunity to expand our total addressable market by an additional $325 billion of relevant wearable, implantable, interventional and therapeutic healthcare technology opportunities through Butterfly Embedded™ co-development.
Business Strategy
We believe that, with our current products and solutions, we have created a new standard for medical imaging, and we are focused on staying at the leading edge of technical innovation. We believe our current portfolio is only the first step in our development and we plan to continually improve it and expand our product and service offerings. We have a strong leadership team with disruptive healthcare and commercial expertise, as well as a go-forward strategy focused on:
•Nurturing and growing our core POCUS capabilities and clinical pathways.

•Capturing new and adjacent markets, such as home care services and veterinary.
•Leveraging our Ultrasound-on-Chip™ technology into non-competitive markets through collaborations.
•Continued financial discipline.
Butterfly has become a more efficient business while simultaneously investing in long-term growth and innovation. Importantly, our expense reduction and cash preservation activities in recent years were paired with a continued commitment to increased productivity and efficiency.
Going forward, Butterfly has a strategy and product roadmap to drive growth in the core POCUS business by continuing to go deeper into hospital enterprises and academic institutions. Butterfly devices are mobile and easy-to-use, giving healthcare practitioners access to ultrasound information outside of traditional hospital settings. As such, we will continue to drive adoption of our devices in out-of-hospital settings, such as clinics, emergency medical services, and home care settings, as well as in global health and humanitarian aid contexts. We remain committed to developing patient-focused delivery models, and we believe ultrasound imaging may find a market in home care settings with at-home medical personnel. These modalities have the potential to improve health outcomes, while avoiding expensive treatments, therefore generating economic value for both the patient and payor, which is aligned with the healthcare mega-trend of value-based care. In March 2024, we introduced our Butterfly HomeCare Services Business, which strives to support caregivers with patient management outside the hospital for certain chronic conditions. Following a successful pilot, we are in active discussions with a major at-risk Health Services Organization in the United States on a potential commercial program to reduce readmissions of their congestive heart failure patient population by having their nurses and clinicians manage patients using our AI tools. This is a powerful new channel that can reduce hospital readmissions, lower cost, and expand Butterfly’s reach beyond the hospital.
Going forward, we will continue to invest in our semiconductor platform development, as we focus on Butterfly Embedded™ co-development opportunities as a key strategic pillar with vast opportunity to unlock the full value of our core technology.
Products
Our current product portfolio includes a combination of hardware and software, including Butterfly iQ3, Butterfly iQ+, Butterfly iQ+ Bladder, Butterfly Move™ and Butterfly iQ+/iQ3 Vet devices, software subscriptions, and professional services. We offer cloud-based software solutions to healthcare systems, teleguidance, in-app educational tutorials as well as our ScanLab™ education-only app, formal education programs through our Butterfly Academy™ software and Butterfly Certified™ courses, as well as professional services for large scale deployments.
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

Butterfly Cart-based Offerings
Butterfly Move: In November 2025, Butterfly introduced its first all-in-one cart offering in the United States. Butterfly Move redefines point-of-care ultrasound by merging the mobility of a handheld with the stability of a full cart system. Clinicians can dock or undock the iQ3 probe depending on their needs.
iQ+ Bladder: In May 2024, we introduced our first specialty product, iQ+ Bladder, in the United States. With iQ+ Bladder, we expand outside of our core point-of-care ultrasound market to better serve the bladder scanning market with our proprietary Ultrasound-on-Chip™ technology. The bundled bladder solution includes an iQ+ Bladder probe, streamlined software, compact rolling cart, tablet, and power splitter, paired with premium assembly.
Butterfly for Enterprises
In 2025, we introduced the newest generation of our system-wide platform, Compass AI™, designed to further enhance and support the scaled integration and deployment of our ultrasound hardware and workflow software across hospitals and health systems to empower image-informed clinical decisions from the bedside and encounter-based workflow. Compass AI™ offers one system to connect every device, workflow, and department, transforming how health systems scale point-of-care ultrasound, improving efficiency and care quality while seeking to maximize return-on-investment. This device-agnostic software securely integrates into health systems’ clinical and administrative systems and workflows (e.g., Picture Archiving and Communication System (“PACS”) and EMR), including with non-Butterfly devices.
The Butterfly enterprise platform is built for organizations, including hospital systems, medical schools and residency programs. With this platform, institutions can rapidly and easily access ultrasound-enabled insights and oversight of their entire ultrasound program on one streamlined software solution. Benefits include, but are not limited to:
•Voice-driven automation to streamline documentation and reduce error-prone manual entry;
•    Automated and expedited quality assurance with AI-powered review and guided feedback;
•    Increased billable exams;
•    Centralized governance and program management;
•    Cloud storage access;
•    Ensured interoperability; and
•    Education, proficiency, and credentialing management.
Educational Tools
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

Butterfly iQ+/iQ3 Vet
In October 2025, we launched Butterfly iQ3 Vet, a third generation handheld ultrasound system that brings our sharpest image quality device with advanced imaging tools, and flexible depth range to veterinarians in a variety of care settings, which we believe is helping to usher in a new standard for veterinary medicine.
As of December 31, 2025, our Vet technology is available in approximately 20 international markets. The product includes a specially designed animal-specific probe for ease of use and maneuvering, Color-Doppler, and NeedleViz. We are changing the way that veterinarians deliver care, providing more information through imaging at the point-of-care, particularly since their patients do not speak.
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
•    An eCommerce website through which we sell our Butterfly devices to healthcare practitioners and veterinarians in these geographies, where allowed by local law.
•    Distributor, veterinary, and affiliate relationships to unlock additional channels to supplement our direct and eCommerce sales.
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
We continue to develop our sales and marketing organization, which consists of a dedicated sales team, sales operations and sales support personnel that are complemented by a marketing team. As of December 31, 2025, we had approximately 70 people employed globally in sales, sales support, and marketing.
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
•    80% of the participant providers have trained at least 2 other providers at their hospital to drive further wide scale use.
•    80% of surveyed mothers reported experiencing happiness upon seeing their baby on screen.
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
In terms of geographic markets, for the fiscal year ended December 31, 2025, a substantial majority of our revenues were derived from sales to customers based in the United States. We believe our differentiated Butterfly handheld device and our growing user base of Butterfly practitioners, with sales to or agreements with most of the 100 largest U.S. healthcare systems and devices deployed across approximately 100 countries, position us well to compete in the existing ultrasound market and to potentially expand into emerging markets.
Research and Development
We plan to develop future applications, subject to appropriate marketing authorization, to leverage our unique hardware foundation and commitment to improving our software using AI. Simultaneously, we plan to further enhance our software capabilities, pursuing regulatory authorizations as necessary, with new features to support clinical procedures. We also plan to further enhance workflow automations for our Compass AI™ software, in order to more deeply integrate our platform with healthcare systems, as we work with these customers to deploy Butterfly in their organizations.
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
As a general matter, we view competition on two levels:
•Conventional ultrasound systems; and
•    The development of other handheld ultrasound systems with the same or better attributes.
The primary competition comes from established market participants offering conventional ultrasound systems. While Butterfly's target is often non-traditional ultrasound users, we do compete with both traditional ultrasound manufacturers and other handheld ultrasound systems. However, Butterfly’s semiconductor technology differentiates us from our competitors in many ways, including the fact that our probes do not rely upon lead-based piezoelectric crystals that many of our competitors have relied upon since inception. Our semiconductor technology similarly enables a more versatile probe capable of performing whole-body scans, which is generally not possible with handheld ultrasound systems that rely upon piezoelectric crystals. Furthermore, Butterfly’s lack of reliance upon lead piezoelectric crystals allows us to remain RoHS-compliant in the EU without the use of the exemption from RoHS requirements for lead in single crystal piezoelectric materials in ultrasound transducers — an exemption that is not guaranteed to continue in perpetuity and that, as of October 2024, Butterfly has formally submitted a request to revoke the exemption with respect to handheld transducers to the European Commission.
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
Demographics. As of January 31, 2026, we had approximately 220 employees. As of January 31, 2026, approximately 180 of our employees were located in the United States and approximately 40 of our employees were located outside the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed. In July 2024, we entered into an agreement with a third-party global technology and business transformation partner to optimize and lower the cost of certain non-specialized technical functions. As part of the transition into this new partnership, a portion of the Company's workforce is in lower-cost geographies.
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
Co-Development and Licensing Agreement with Midjourney, Inc.
As part of our Butterfly Embedded™ program, in November 2025, we entered into a Co-Development and Licensing Agreement (the “Co-Development and Licensing Agreement”) with Midjourney, Inc. (“Midjourney”) relating to our semiconductor-based ultrasound technology. Pursuant to the Co-Development and Licensing Agreement, we granted Midjourney an exclusive, non-transferable license, within a specified field of use, to access and use certain of our ultrasound-on-chip technology, software, and backend technology, subject to the Co-Development and Licensing Agreement. The Co-Development and Licensing Agreement has a five-year term, subject to earlier termination for certain breaches and insolvency events.
Midjourney’s payment obligations to the Company under the Co-Development and Licensing Agreement include a one-time non-recurring fee of $15 million, which was paid upon entering into the Co-Development and Licensing Agreement, and a $10 million annual license fee, payable quarterly during the five-year term of the Co-Development and Licensing Agreement. The Co-Development and Licensing Agreement also contemplates that Midjourney will make (i) additional payments of up to $9 million upon the achievement of specified milestones, (ii) certain revenue sharing payments in connection with Midjourney’s commercialization of hardware products incorporating our chips, and (iii) payments in connection with any purchases of chips from the Company.
The Co-Development and Licensing Agreement also includes customary confidentiality, intellectual property ownership and license-back provisions and provides Midjourney an option to upgrade its license in certain circumstances.
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

As of February 25, 2026, we owned approximately 665 issued patents and pending patent applications in the United States and foreign jurisdictions, including the European Union and the United Kingdom. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between 2030 and 2046.
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
Pertaining to our veterinary devices, in the United States, the FDA does not require submission of a 510(k), PMA, or any premarket clearance or approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. The FDA has regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these veterinary devices are safe, effective, and properly labeled. While veterinary devices are not subject to the FDA’s 510(k) clearance process, the FTC has oversight of promotion and advertising, mainly to ensure that such promotion and advertising is not false or misleading.
The marketing, promotion, and sale of medical devices, drugs, and services are also regulated by the U.S. Department of Health and Human Services (“HHS”) and comparable U.S. state and non-U.S. agencies responsible for reimbursement and regulation of the delivery of healthcare items and services, representing government’s interest in regulating the quality and cost of healthcare. Similar regulations are imposed in many global markets in which we do business.
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
Risks Related to Our Financial Condition and Capital Requirements
We have a limited history of generating revenue from sales of our products, and we have incurred significant losses since inception. We anticipate that we will continue to incur losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.
Since inception, we have devoted substantially all of our financial resources to develop our products and related services. We launched our first product, Butterfly iQ, in 2018, our second product, Butterfly iQ+, in 2020, and our third product, Butterfly iQ3, in 2024. Since commercialization of the Butterfly iQ, we have also engaged in the continued development and sales of our enterprise software. Our business also includes licensing our Ultrasound-on-Chip™ technology to third parties. We have financed our operations primarily through the issuance of equity securities and convertible debt. We have incurred net losses of $77.1 million, $72.5 million, and $133.7 million in the years ended December 31, 2025, 2024, and 2023, respectively. Our accumulated deficit as of December 31, 2025 was $879.2 million. Additionally, in 2025, approximately 11% of our revenue was generated by sales to a single customer. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of our products and service offerings in line with the demand from current and future customers and our aggressive business strategy. We may be unable to achieve any or all of these goals.
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
We have developed, and we are engaged in the development of, ultrasound imaging solutions using our Ultrasound-on-Chip™ technology. We are commercializing Butterfly iQ+ and Butterfly iQ3 point-of-care ultrasound imaging devices. Our business also includes licensing our Ultrasound-on-Chip™ technology to third parties. Our success will depend on the acceptance of our products and services in the U.S. and international healthcare markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products, including traditional cart-based ultrasound devices used in hospitals, imaging centers, and physicians’ offices, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize our current products and services and to commercialize any potential future products and services include:
•challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;
•challenges of expanding our business to include licenses of our Ultrasound-on-Chip™ technology; and
•dependence upon physicians’ and other healthcare practitioners’ acceptance of our products.
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
Medical device development is costly and involves continual technological change, which may render our current or future medical devices obsolete.
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
We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than we do. Our primary competitors for our point-of-care medical devices include the top five manufacturers of legacy cart-based incumbent ultrasound devices.

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
We are dependent upon the success of our sales and customer acquisition and retention strategies.
Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. If we fail to maintain a high quality of service or a high quality of device technology, we may fail to retain existing users or add new users. If we do not successfully continue our sales efforts and promotional activities, particularly to health systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed. Our future success depends upon continued expansion of our commercial operations in the United States and internationally, as well as entering additional markets to commercialize our products and services. We believe that our growth will depend on the further development and commercialization of our current products and services, and marketing authorization of our future products and services. If we fail to expand the use of our products and services in a timely manner, we may not be able to expand our market share or to grow our revenue. Our financial performance is substantially dictated by our success in adding, retaining, and engaging active users of our products. If customers do not perceive our products or services to be useful, reliable, and trustworthy, we may not be able to attract or retain customers or otherwise maintain or increase the frequency and duration of their engagement. As our business model is predicated on sales of both hardware and software and other services, there is risk that any decline in software renewal rates will adversely impact our business. To date, utilization of our software has varied across different medical specialties, but usage does not directly correlate to renewal of subscriptions, as different medical specialties interact with the device in different ways depending on their clinical focus and routine. A decrease in customer retention, growth or engagement with our products and services may have a material and adverse impact on our revenue, business, financial condition, and results of operations.
Any number of factors could negatively affect our sales to customers and customer retention, growth, and engagement, including:
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
Our technology on a microchip has the potential to allow us to monitor patients in various care settings due to its portability and cost. We expect our development path will primarily be directed at accessing and optimizing our technology for use in various care settings, potentially including home scanning and wearable patient technology, subject to our receipt of appropriate regulatory authorization. We face risks associated with launching such new products. If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of new products may be delayed, which will cause delays in our ability to achieve our forecasted results. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.
During the years ended December 31, 2025, 2024, and 2023, approximately 21%, 23%, and 21%, respectively, of our total revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally, and engaging in international business involves a number of difficulties and risks, including:
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
•political and economic instability and war or other military conflict, including the ongoing conflicts occurring in Ukraine and the Middle East, which could have a material adverse impact on our sales in Europe and elsewhere; and
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers.
If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results, and financial condition may be adversely affected.
Furthermore, the United States government has increased, and has indicated a willingness to continue to increase, the use of tariffs by the United States to accomplish certain policy goals. Such tariffs and any countermeasures could increase the cost of raw materials and components necessary for our operations, disrupt our global supply chain, and create additional operational challenges. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed have not had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, and cash flows.
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
We have chosen to engage a single supplier, TSMC, a semiconductor manufacturer, to manufacture and supply all of the wafers used to create the semiconductor chips incorporating our Ultrasound-on-Chip™ technology used in our medical devices. See “Item 1. Business — Manufacturing — Key Agreements — Foundry Service Agreement with Taiwan Semiconductor Manufacturing Company Limited”. Since our contracts with TSMC are non-exclusive and do not commit TSMC to supply or manufacture quantities beyond the amounts included in our forecasts, TSMC may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If TSMC is unable to supply components or devices, our business would be harmed.
We entered into an FSA with TSMC, under which TSMC agreed to manufacture, and we committed to purchase, a minimum volume of the wafers used for the semiconductor chips in our probes. Our minimum purchase obligation could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes. Pursuant to the FSA, we are required to buy back from TSMC any unused raw wafers. In 2025, we agreed to buy back certain unused raw wafers from TSMC that we did not expect to use in future manufacturing. If we are required to buy back from TSMC any additional unused raw wafers pursuant to the FSA, our cash flows may be adversely impacted.
Geopolitical tensions continue to exist between Taiwan and China. War or other military conflict in or near Taiwan, pandemics, and certain natural disasters, such as earthquakes which are commonplace in Taiwan, may result in the destruction or disruption of TSMC’s ability to supply wafers and have downstream implications for our Company.
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
Prior to 2025, due to supply constraints, we saw increases to the costs of our raw materials, but we were largely able to offset these costs through manufacturing efficiencies and pricing actions. We may face supply constraints if our suppliers raise prices in the future, which we may not be able to offset through manufacturing efficiencies or pricing actions. Because we currently rely on TSMC to supply our custom components and on Benchmark to manufacture our finished products, such pricing pressures from either party could increase our costs and force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.
Any interruption in the operations of our manufacturing facilities, or our suppliers’ or customers’ facilities, may impair our ability to deliver products or provide services.
We may encounter unforeseen situations that would result in delays or shortfalls in our production as well as delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. We are dependent on our global production and operating network to develop, manufacture, assemble, supply, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions and transportation issues, among others, could occur at our manufacturing facilities or at supplier or customer facilities, and negatively impact our reputation and market position. Such interruptions may occur for several reasons, including as a result of regulatory enforcement actions; tight credit markets or other financial distress; production constraints or difficulties; unscheduled downtimes; war; severe weather and natural disasters; fires and explosions; accidents; mechanical failures; pandemics; civil unrest; strikes; unpermitted releases of toxic or hazardous substances; other environment, health, and safety risks; sabotage; cybersecurity attacks; riots; or terrorist attacks.
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
We rely on limited or sole suppliers for some of the materials and components used in our products that may not be able to supply such materials and components in sufficient quantities, on a timely basis, or at acceptable costs, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.
We rely on limited or sole suppliers for certain materials and components that are used in our products. While we periodically forecast our needs for such materials and enter into standard purchase orders with them, we do not have long-term contracts with some of these suppliers. If we were to lose such suppliers, or if such suppliers were unable to fulfill our orders, meet our manufacturing specifications, or provide such materials and components in sufficient quantities, on a timely basis, or at acceptable costs, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay, or could charge higher prices for the underlying materials or components.
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
Acquisitions, joint ventures, or other strategic transactions, including in connection with our Butterfly Embedded™ program, could disrupt our business, cause dilution to our stockholders, and otherwise harm our business.
We may acquire other businesses, products, or technologies as well as pursue strategic alliances, co-development opportunities, joint ventures, technology licenses, investments in complementary businesses, or other strategic initiatives. As part of our strategy to expand the licensing of our Ultrasound-on-Chip™ semiconductor platform through Butterfly Embedded™, we expect to continue to engage with third parties on licensing and co-development opportunities. Other than the Business Combination, we have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•delays or an inability to engage with third parties on such transactions on favorable terms or at all;
•disruption in our relationships with customers, distributors, manufacturers, or suppliers as a result of such a transaction;
•unanticipated liabilities related to such transactions, including with respect to disputes that may arise under agreements governing our strategic transactions;
•difficulties collaborating with third-party personnel, or integrating acquired personnel, working with third-party or acquired technologies, and integrating our products and technologies with and into a third party, or integrating operations into our existing business;
•diversion of management’s time and focus away from operating our business to acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses; and
•possible write-offs or impairment charges relating to acquired businesses.
Foreign transactions involve unique risks in addition to those mentioned above, including those related to our collaborations and integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.
In addition, the anticipated benefit of any acquisition or other strategic transaction may not materialize. Future acquisitions, dispositions, or other strategic initiatives could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing, or size of future joint ventures, acquisitions, or other strategic transactions, if any, or the effect that any such transactions might have on our operating results.
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
If we are unable to continue establishing and maintaining adequate sales and marketing capabilities, or unable to continue entering into and maintaining arrangements with third parties to sell and market our products, our business may be harmed.
We cannot guarantee that we will be able to maintain our current volume of sales in the future. A substantial reduction in sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales or marketing services in the United States, Europe, or other countries, our product margins could be lower than if we directly marketed and sold our products. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, the growth of market acceptance of our medical device products by healthcare practitioners outside of the United States will largely depend on our ability to continue to demonstrate the relative safety, effectiveness, reliability, cost-effectiveness, and ease of use of such products. If we are unable to do so, we may not be able to increase product revenue from our sales efforts in Europe or other countries. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates, and overall economic conditions and uncertainties. We expect our costs of goods sold and other operating expenses to change in the future in line with periodic inflationary changes. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Changes in applicable tax laws and regulations could adversely affect our business.
We are subject to income and other non-income taxes (including sales, excise, and value-added) in the United States and foreign jurisdictions. Thus, the tax treatment of transactions we execute is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business; however, such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance. For example, on July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. While we do not expect that the tax provisions of the OBBBA will have a significant impact on our tax position, similar tax reforms could adversely affect our business.
Our ability to use net operating losses and certain other tax assets to offset future income may be subject to certain limitations.
As of December 31, 2025, we had federal net operating loss (“NOL”) carryforwards of approximately $700.4 million, of which approximately $73.7 million will begin to expire in 2031 if not utilized. Unused NOLs may be carried forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. State NOLs and other tax attributes may be similarly limited. Any such limitations may result in increased tax liabilities that could adversely affect our business, results of operations, financial position and cash flows.
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
If we, our contract manufacturers or our component suppliers are unable to manufacture our products in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.
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
In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we or our manufacturers fail to continue to comply with current good manufacturing requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations. Maintaining compliance with multiple regulators adds complexity and cost to our manufacturing and compliance processes.

Our current or future medical devices may be subject to product recalls even after receiving FDA clearance or approval. A recall of such products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with such products, could have a significant adverse impact on us.
The FDA and similar governmental bodies in other countries have the authority to require the recall of our medical device products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. In February 2020, we initiated a voluntary recall of two software tools after being notified by the FDA that each of them required 510(k) clearance. The FDA evaluated the recall and subsequently terminated it in June 2020. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits.
We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our medical devices, including fines, penalties, and injunctions.
Our promotional materials and training methods for our medical devices must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. However, if the FDA determines that our promotional materials or training materials promote a 510(k)-cleared or approved medical device in a manner inconsistent with its labeling, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an Untitled Letter, a Warning Letter, injunction, seizure, civil fine, or criminal penalties. In addition to ensuring that the claims we make are consistent with our regulatory clearances or approvals, the FDA also ensures that promotional labeling for all regulated medical devices is neither false nor misleading.
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
In some instances in our advertising and promotion, we may make claims regarding our medical devices as compared to competing products, which may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.
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
Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational or financial harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. We are increasingly building AI capabilities and protections into many of our products and services, including through the launch of Compass AI™ in November 2025. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems that we offer, we may experience brand or reputational harm, competitive harm, or legal liability. Leveraging AI capabilities to potentially improve our internal functions and operations may present further risks, costs, and challenges. Complying with multiple regulations from different jurisdictions related to AI may further increase our cost of doing business, may change the way that we operate in certain jurisdictions, and may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI may further increase the cost of related research and development and create additional reporting and/or transparency requirements. Furthermore, changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Our failure to adequately address concerns and regulations relating to the responsible use of AI by us or others could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational or financial harm.
Broad-based domestic and international government initiatives to reduce spending, particularly those related to healthcare costs, may reduce reimbursement rates for medical procedures, which will reduce the cost-effectiveness of our products and services.
Healthcare reforms, changes in healthcare policies, and changes to third-party coverage and reimbursements, including legislation enacted reforming the U.S. healthcare system and both domestic and foreign healthcare cost containment legislation, and any future changes to such legislation, may affect demand for our products and services and may have a material adverse effect on our financial condition and results of operations. The ongoing administration and modification of the Affordable Care Act (the “ACA”) in the United States, as well as state-level healthcare reform proposals, could reduce medical procedure volumes and impact the demand for medical device products or the prices at which we can sell products. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements are uncertain. In addition, future federal or state legislative, regulatory, or judicial developments affecting ACA-related programs could change coverage, utilization, and payment dynamics in ways that adversely affect our business. There can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. The adoption of significant changes to the healthcare system in the United States, the EEA, or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes, and increase operational and other costs.
Healthcare industry cost-containment measures could result in reduced sales of our products and services.
Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governmental authorities, insurance companies, and other payers of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients for procedures that use our products, sales of our products may decline significantly and our customers may reduce or eliminate purchases of our products. The cost-containment measures that healthcare providers are instituting, both in the U.S. and outside of the U.S., could harm our ability to operate profitably. For example, group purchasing organizations and integrated delivery networks have concentrated purchasing decisions for some customers, which has led to downward pricing pressure for medical device companies.
Risks Related to Butterfly’s Intellectual Property
If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.
We rely on patent protection as well as trademark, copyright, trade secret, and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 25, 2026, we owned approximately 665 issued patents and pending patent applications in the United States and foreign jurisdictions, including the European Union and the United Kingdom. These issued patents and pending patent applications (if they were to be issued as patents) have expected expiration dates ranging between 2030 and 2046. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
We out-license our intellectual property to third parties, and our licensees may not always act in our best interest. If these third parties fail to comply with their obligations under their respective licenses with us, if these licenses are terminated, or if disputes regarding these licenses arise, we could lose significant revenue or rights that are important to our business.
We have in the past, and we will in the future, grant licenses under our intellectual property. For example, in November 2025, as part of our Butterfly Embedded ™ program, we entered into the Co-Development and Licensing Agreement with Midjourney relating to our Ultrasound-on-Chip™ technology, pursuant to which, among other things, Midjourney has agreed to pay us an annual license fee and milestone and revenue payments. Through programs like Butterfly Embedded™, we expect to continue strategically granting licenses to our intellectual property subject to customary contractual provisions. However, we may be unable to negotiate such licenses on favorable terms or at all. Additionally, our out-licenses are complex, and disputes may arise between us and our licensees. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations under such license agreements. Any such occurrence could have an adverse effect on our business.
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
If we fail to maintain the effectiveness of our internal controls, fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by the New York Stock Exchange (“NYSE”), the SEC, or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.
We are a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports.
We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the aggregate market value of our voting and non-voting equity held by non-affiliates, or our public float, is less than $250.0 million; or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.
If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility. For so long as we are a smaller reporting company and are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
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
Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. As of December 31, 2025, Dr. Rothberg holds all of the issued and outstanding shares of our Class B common stock and holds approximately 71% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, or sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and may affect the market price of shares of our Class A common stock.
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
We are currently subject to a securities class action lawsuit and stockholder derivative actions, and we have indemnification obligations to certain defendants party to a putative class action, the unfavorable outcomes of which may have a material adverse effect on our financial condition, results of operations, and cash flows.
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
With respect to an ongoing civil action, pursuant to which a stockholder is pursuing claims on behalf of a putative class action arising from our Business Combination for breaches of fiduciary duty, unjust enrichment, civil conspiracy and aiding and abetting breaches of fiduciary, and seeking unspecified damages, we have indemnification obligations to certain defendants in the case. The case is currently in the discovery phase, and has not yet reached the class certification stage. We have produced documents to the plaintiff in the case pursuant to a non-party subpoena. Our understanding is that the defendants in this action intend to continue to vigorously defend the claims pending against them. However, there is no assurance that the defendants will be successful in the defense of the litigation, or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action.
For more information about these actions, refer to the “Contingencies” section in Note 17, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
We use, store, and process data for and about our customers, employees, partners, and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems.
Risk Management Strategy and Governance
Under the ultimate direction of our Chief Executive Officer, our Information Security Committee has primary responsibility for overseeing our management of cybersecurity risks. It is chaired by our Chief Information Security Officer (“CISO”) who reports directly to our Chief Technology Officer. Other members of the committee include representation from information technology, quality, product, operations, sales, and compliance as well as advisory support from internal audit.
Our CISO, working with his team (the “Information Security Team”) and the Information Security Committee, has primary responsibility for assessing and managing our cybersecurity threat management program. The current CISO has more than 20 years of experience in building and leading security, risk management, and compliance organizations across several industries, including med-tech, healthcare, and financial services, and many of these companies include highly-regulated Fortune 500 companies. The current CISO is an expert in NIST 800-53 (Rev-5), ISO27001, and other national and international security risk management disciplines.
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
Annually, the Information Security Team conducts a risk assessment that is informed by industry standards.
The Risk Assessment consists of:
•Listing the vulnerabilities company assets are exposed to;
•Identifying the threats that may exploit such vulnerabilities;
•Calculating inherent risk rating based on impact and exploitability; and
•Calculating residual risk by assessing mitigating controls.
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
For more information about our legal proceedings and this item, refer to the “Contingencies” section in Note 17, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the NYSE under the symbol “BFLY”.

Stockholders
As of February 19, 2026, the Company had 228,205,930 shares of Class A common stock issued and outstanding held of record by 46 holders and 26,426,937 shares of Class B common stock issued and outstanding held of record by ten holders. We believe the actual numbers of holders of our Class A common stock are larger than the numbers of holders of record as many of our shares of Class A common stock are held by brokers and other institutions on behalf of an indeterminate number of beneficial owners. These numbers of holders of record also do not include holders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
None.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
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
Butterfly developed ultrasound devices that can perform whole-body imaging in a single handheld probe because they are powered by our proprietary semiconductor technology instead of piezoelectric crystals. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions. We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions, to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel. We also license our proprietary Ultrasound-on-Chip™ semiconductor platform for co-development of novel technologies in non-competitive markets through a program called Butterfly Embedded™.
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
Units fulfilled increased by 1,792, or 9.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by higher probe sales volume in our US and veterinary sales channels.
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

Software and other services mix increased by 1.1 percentage points, to 35.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by increases in software subscription revenue from our Butterfly Embedded™ partnerships.
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
Over time, as adoption of our devices increases through further market penetration, as practitioners in the Butterfly network continue to use our devices, and as our Butterfly Embedded™ collaborations continue to grow and develop, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.
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
Cost of revenue
Cost of product revenue consists of product costs including manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, royalty fees for licensed intellectual property, payment processing fees, and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and fluctuate as a percentage of product revenue over time as our focus on operational efficiencies in our supply chain may be offset by increased prices of certain inventory components.
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

	Year ended December 31,
	2025		2024		2023
(in thousands)	Dollars	% of total revenue	Dollars	% of total revenue	Dollars	% of total revenue
Revenue:
Product	$63,443	65.0%	$54,200	66.1%	$40,036	60.8%
Software and other services	34,167	35.0	27,856	33.9	25,864	39.2
Total revenue	97,610	100.0	82,056	100.0	65,900	100.0
Cost of revenue:
Product	44,065	45.1	24,380	29.7	40,655	61.7
Software and other services	7,811	8.0	8,845	10.8	8,389	12.7
Total cost of revenue	51,876	53.1	33,225	40.5	49,044	74.4
Gross profit	45,734	46.9	48,831	59.5	16,856	25.6
Operating expenses:
Research and development	36,262	37.1	37,800	46.1	55,616	84.4
Sales and marketing	45,876	47.0	41,567	50.7	39,073	59.3
General and administrative	39,235	40.2	39,810	48.5	49,613	75.3
Other	10,776	11.0	4,065	5.0	18,164	27.6
Total operating expenses	132,149	135.4	123,242	150.2	162,466	246.5
Loss from operations	(86,415)	(88.5)	(74,411)	(90.7)	(145,610)	(221.0)
Interest income	5,911	6.1	5,020	6.1	7,450	11.3
Interest expense	(1,490)	(1.5)	(1,261)	(1.5)	—	—
Change in fair value of warrant liabilities	2,272	2.3	(1,859)	(2.3)	4,544	6.9
Other income (expense), net	2,768	2.8	(13)	0.0	(2)	0.0
Loss before provision for income taxes	(76,954)	(78.8)	(72,524)	(88.4)	(133,618)	(202.8)
Provision (benefit) for income taxes	110	0.1	(32)	0.0	82	0.1
Net loss and comprehensive loss	$(77,064)	(79.0)%	$(72,492)	(88.3)%	$(133,700)	(202.9)%
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year ended December 31,
(in thousands)	2025	2024	Change	% Change
Product	$63,443	$54,200	$9,243	17.1%
Software and other services	34,167	27,856	6,311	22.7
	$97,610	$82,056	$15,554	19.0%
Product revenue increased by $9.2 million, or 17.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by both our increased sales volume and the impact of the higher selling price of our iQ3 probe, which launched in the US during the first quarter of 2024 and internationally during the third quarter of 2024, and our iQ3 Vet probe, which launched in the US and some international markets during the fourth quarter of 2025. Our product revenue also benefited from deliveries of semiconductor chips to one of our Butterfly Embedded™ partners in the current year.
Software and other services revenue increased by $6.3 million, or 22.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by increases in licensing revenue from our Butterfly Embedded™ partnerships.

Cost of revenue

	Year ended December 31,
(in thousands)	2025	2024	Change	% Change
Product	$44,065	$24,380	$19,685	80.7%
Software and other services	7,811	8,845	(1,034)	(11.7)
	$51,876	$33,225	$18,651	56.1%
Percentage of revenue	53.1%	40.5%
Cost of product revenue increased by $19.7 million, or 80.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a non-recurring $17.4 million charge during the year ended December 31, 2025 for excess and obsolete inventory due to technological advancements in the underlying components of our devices and changes in our product portfolio. Additionally, the increased volume of probe sales during the year ended December 31, 2025 compared to the year ended December 31, 2024 resulted in a $1.8 million increase in cost of product revenue.
Cost of software and other services revenue decreased by $1.0 million, or 11.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $2.1 million decrease in amortization expense for software development investments that we made in prior years, partially offset by a $1.0 million increase in costs related to specialized development activities for our Butterfly Embedded™ partners.
Cost of revenue as a percentage of revenue increased from 40.5% to 53.1% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the $17.4 million excess and obsolete inventory charge, which is 17.8% as a percentage of total revenue for the year ended December 31, 2025.
Research and development

	Year ended December 31,
(in thousands)	2025	2024	Change	% Change
Research and development	$36,262	$37,800	$(1,538)	(4.1)%
Percentage of revenue	37.1%	46.1%
Research and development expenses decreased by $1.5 million, or 4.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by a reduction of $2.4 million in personnel and other employment-related costs, due in part to our increased utilization of personnel in lower-cost geographies, as well as a reduction of $0.4 million in product engineering costs as we approach the completion of development for our next-generation technology. These reductions were partially offset by an increase of $1.4 million in professional services costs for software development and regulatory compliance.
Sales and marketing

	Year ended December 31,
(in thousands)	2025	2024	Change	% Change
Sales and marketing	$45,876	$41,567	$4,309	10.4%
Percentage of revenue	47.0%	50.7%
Sales and marketing expenses increased by $4.3 million, or 10.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by $3.3 million of higher personnel and other employment-related costs and $0.2 million of higher professional services costs, both resulting from investments in our sales force and client experience function in order to support continued revenue growth. Additionally, as our units fulfilled increased, we had $0.3 million of higher shipping and logistics costs.

General and administrative

	Year ended December 31,
(in thousands)	2025	2024	Change	% Change
General and administrative	$39,235	$39,810	$(575)	(1.4)%
Percentage of revenue	40.2%	48.5%
General and administrative expenses decreased by $0.6 million, or 1.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by reductions of $0.6 million in insurance costs and $0.3 million in credit loss expense.
Other

	Year ended December 31,
(in thousands)	2025	2024	Change	% Change
Other	$10,776	$4,065	$6,711	165.1%
Percentage of revenue	11.0%	5.0%
Other increased by $6.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven by $7.1 million of higher legal costs due to litigation, including the $3.0 million accrued loss contingency recognized in 2025, partially offset by $0.4 million of lower employment-related costs. These costs are not representative of our ongoing operations.
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
Software and other services revenue increased by $2.0 million, or 7.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by higher enterprise software revenue and increased licensing revenue from our Butterfly Embedded™ partnerships, partially offset by lower renewals of individual subscriptions. Enterprise as a percentage of software revenue increased by approximately 5 percentage points year-over-year.
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
Cost of software and other services revenue increased by $0.5 million, or 5.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by higher software amortization expenses but was partially offset by lower cloud hosting costs.
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
On January 31, 2025, we raised $81.0 million, net of underwriting costs and related expenses, through the issuance and sale in a public offering of 27.6 million shares of our Class A common stock. Excluding this public offering, during the year ended December 31, 2025, the Company utilized $19.3 million of cash and cash equivalents. As of December 31, 2025, our cash and cash equivalents balance was $150.5 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months.
As of December 31, 2025, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, inventory supply agreements, and outsourced services. Our fixed office lease payment obligations were $24.3 million as of December 31, 2025, with $3.7 million payable within the next 12 months. Our fixed technology license payment obligations were $10.5 million as of December 31, 2025, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $4.2 million as of December 31, 2025, all of which is payable within the next 12 months. Our fixed outsourced services payment obligations were $4.1 million as of December 31, 2025, with $1.4 million payable within the next 12 months.
As of December 31, 2025, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
Net cash used in operating activities	$(12,700)	$(41,707)	$(98,820)
Net cash provided by (used in) investing activities	(3,348)	(2,658)	70,414
Net cash provided by (used in) financing activities	77,762	(1,495)	228
Net increase (decrease) in cash, cash equivalents, and restricted cash	$61,714	$(45,860)	$(28,178)

Comparison of the period for the years ended December 31, 2025 and 2024
Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.
Net cash used in operating activities decreased by $29.0 million, or 69.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was comprised of improvements of $8.9 million in net loss adjusted for certain non-cash items and $20.1 million in net working capital cash usage. The improvement in net working capital cash usage was primarily driven by a $12.4 million improvement in cash provided by changes in deferred revenue, a $5.6 million improvement in cash provided by changes in our inventory and the related vendor advances, a $3.3 million improvement in cash provided by changes in accounts payable and accrued expenses, and a $1.8 million improvement in cash used for changes in accounts receivable. These improvements were partially offset by a $2.9 million increase in cash used for changes in prepaid expenses and other assets.
Net cash used in investing activities
Net cash used in investing activities increased by $0.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increased purchases of fixed assets.
Net cash provided by (used in) financing activities
Net cash provided by (used in) financing activities increased by $79.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily comprised of $81.0 million provided by the net proceeds from the public share offering in January 2025.
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
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities decreased by $73.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the sale of our marketable securities in 2023.
Net cash provided by (used in) financing activities
Net cash provided by (used in) financing activities decreased by $1.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to $2.0 million of payments made in connection with financing activities in 2024 that did not occur in 2023, partially offset by $0.5 million of proceeds from our employee stock purchase plan that began in 2024.
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
•Out-licensing arrangements of our intellectual property for novel technologies in non-competitive markets and related research and development services;
•Implementation and integration services;
•Extended warranties; and
•SDKs, either perpetual or term-based.
Transaction price is allocated to all identified performance obligations based on relative standalone selling prices of the underlying goods or services. Each sale of a hardware device, accessory, or perpetual SDK is a performance obligation satisfied at a point in time when control of the good transfers from us to the customer or when we provide the SDK to the customer. Our software subscriptions and extended warranties are stand-ready obligations that are satisfied over time, and our term-based SDKs are performance obligations satisfied over time through our continued provision of access to the customer. We use the time-elapsed (i.e., straight-line) measure of progress to recognize revenue for these services. Out-licensing arrangements and the related research and development services are performance obligations that are satisfied over time using an input method as progress is made towards key project milestones. Our implementation and integration services are a performance obligation satisfied over time, and we use costs incurred as inputs into the measure of progress to recognize revenue for these services.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We did not have any floating rate debt as of December 31, 2025. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our audited consolidated financial statements, together with the reports of our independent registered public accounting firm, for the years ended December 31, 2025, 2024, and 2023 appear beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we are not an “accelerated filer” or “large accelerated filer.”
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On December 12, 2025, Joseph DeVivo, our President, Chief Executive Officer, and Chairman of the Board, adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K), pursuant to which Mr. DeVivo has authorized the sale of up to 1,000,000 shares of our Class A common stock during a period beginning on March 13, 2026, and ending on March 31, 2027. This trading plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
During the quarter ended December 31, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
		Form S-4/A (Exhibit 10.17.2)	1/6/2021	333-250995
10.5	Technology and Services Exchange Agreement, dated as of November 19, 2020, between BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and the participants named therein.	Form S-4/A (Exhibit 10.18)	1/6/2021	333-250995
10.6.1	Office Lease Agreement, dated as of May 27, 2021, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 10.1)	5/28/2021	001-39292
10.6.2	First Amendment to Lease, dated as of May 2022, by and between Butterfly Network, Inc. and NEEP Investors Holdings LLC.	Form 8-K (Exhibit 99.2)	1/29/2025	001-39292
10.7+	Offer of Employment Letter, dated as of June 3, 2021, by and between Butterfly Network, Inc. and Andrei G. Stoica.	Form 10-Q (Exhibit 10.3)	8/9/2021	001-39292
10.8+	Offer Letter, dated as of April 1, 2022, by and between Butterfly Network, Inc. and Heather C. Getz.	Form 10-Q (Exhibit 10.1)	5/6/2022	001-39292
10.9.1+	Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	Form 8-K (Exhibit 10.1)	4/24/2023	001-39292
10.9.2+	Amendment No. 1, made effective June 5, 2023, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of April 21, 2023.	Form 10-Q (Exhibit 10.2)	8/4/2023	001-39292
10.9.3+	Amendment No. 2, made effective April 16, 2024, to Employment Agreement by and between Butterfly Network, Inc. and Joseph DeVivo, effective as of January 1, 2024.	Form 10-Q (Exhibit 10.2)	8/1/2024	001-39292
10.10+	Offer Letter, dated as of August 20, 2024, by and between Butterfly Network, Inc. and Steve Cashman.	Form 10-Q (Exhibit 10.1)	11/1/2024	001-39292
10.11+	Executive Severance Plan, as amended.	Form 10-Q (Exhibit 10.1)	8/1/2025	001-39292
10.12+	Advisory Agreement, dated as of February 12, 2021, by and between Butterfly Network, Inc. and Jonathan Rothberg, Ph.D.	Form 10-K (Exhibit 10.25)	2/16/2021	001-39292
10.13.1+	Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan.	Form 10-K (Exhibit 10.19.1)	3/29/2021	001-39292

10.13.2+	Form of Stock Option Agreement under 2020 Equity Incentive Plan.	Form 8-K (Exhibit 10.15.2)	2/16/2021	001-39292
10.13.3+	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan.	Form S-8 (Exhibit 99.3)	5/12/2021	333-256044
10.14.1+	BFLY Operations, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 10-K (Exhibit 10.20.1)	3/29/2021	001-39292
10.14.2+	Form of Stock Option Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.2)	2/16/2021	001-39292
10.14.3+	Form of Restricted Stock Unit Agreement under 2012 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.16.3)	2/16/2021	001-39292
10.15+	Butterfly Network, Inc. 2024 Employee Stock Purchase Plan.	Form 10-Q (Exhibit 10.1)	8/1/2024	001-39292
10.16+	Amended and Restated Nonemployee Director Compensation Policy.	Form 10-Q (Exhibit 10.2)	8/1/2025	001-39292
10.17+	Form of Indemnification Agreement.	Form 10-Q (Exhibit 10.3)	8/1/2025	001-39292
10.18
Amended and Restated Registration Rights Agreement, dated as of February 12, 2021, by and among Butterfly Network, Inc. (formerly Longview Acquisition Corp.), BFLY Operations, Inc. (formerly Butterfly Network, Inc.) and certain of their securityholders.
		Form 8-K (Exhibit 10.19)	2/16/2021	001-39292
10.19+	Separation Agreement, dated as of July 29, 2025, by and between Butterfly Network, Inc. and Heather C. Getz.	Form 8-K (Exhibit 10.1)	8/1/2025	001-39292
10.20+	Advisory Agreement, dated as of July 29, 2025, by and among BFLY Operations, Inc., Heather C. Getz and Butterfly Network, Inc.	Form 8-K (Exhibit 10.2)	8/1/2025	001-39292
10.21+	Promotion Letter for Megan Carlson, dated as of July 14, 2025.	Form 10-Q (Exhibit 10.1)	10/31/2025	001-39292
10.22+	Retention Award Letter, dated as of October 8, 2025, by and between Butterfly Network, Inc. and Megan Carlson.	Form 10-Q (Exhibit 10.2)	10/31/2025	001-39292
10.23+	Promotion Letter for Nick Caezza, dated as of February 2, 2024.	Form 10-Q (Exhibit 10.3)	10/31/2025	001-39292
10.24+	Offer Letter, dated as of August 26, 2025, by and between Butterfly Network, Inc. and Victor Ku.	Form 10-Q (Exhibit 10.4)	10/31/2025	001-39292
10.25+	Offer Letter, dated October 6, 2025, by and between Butterfly Network, Inc. and John Doherty.	Form 8-K (Exhibit 10.1)	10/9/2025	001-39292

10.26@	Co-Development and Licensing Agreement, dated as of November 13, 2025, by and between BFLY Operations, Inc. and Midjourney, Inc.	X
19.1	Insider Trading Policy.		Form 10-K (Exhibit 19.1)	2/28/2025	001-39292
21.1	List of Subsidiaries.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X*
97.1+	Compensation Recovery Policy		Form 10-K (Exhibit 97.1)	3/4/2024	001-39292
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
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

BUTTERFLY NETWORK, INC.

Date: February 27, 2026	By:	/s/ John Doherty
John Doherty
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Joseph DeVivo	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 27, 2026
Joseph DeVivo

By:	/s/ John Doherty	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2026
John Doherty

By:	/s/ Megan Carlson, CPA	Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)	February 27, 2026
Megan Carlson, CPA

By:	/s/ Dawn Carfora	Director	February 27, 2026
Dawn Carfora

By:	/s/ Elazer Edelman, M.D., Ph.D.	Director	February 27, 2026
Elazer Edelman, M.D., Ph.D.

By:	/s/ S. Louise Phanstiel	Director	February 27, 2026
S. Louise Phanstiel

By:	/s/ Larry Robbins	Director	February 27, 2026
Larry Robbins

By:	/s/ Jonathan M. Rothberg, Ph.D.	Director	February 27, 2026
Jonathan M. Rothberg, Ph.D.

By:	/s/ Erica Schwartz, M.D., J.D., M.P.H.	Director	February 27, 2026
Erica Schwartz, M.D., J.D., M.P.H.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Butterfly Network, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Butterfly Network, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant contracts and compared key provisions of the contracts to the Company’s analysis.
•We recalculated the Company’s analysis of the valuation of raw materials inventory, including future purchase commitments, by comparing on-hand inventory used in the analysis to inventory observed via annual physical counts and confirmations with third parties, as well as comparing the remaining fixed minimum purchases used in management’s analysis to the third-party contracts.
•We obtained and evaluated the Company’s projected sales of inventory by performing the following:
–We compared management’s prior-year assumptions of expected future sales to actual sales during the current year to identify potential bias in the determination of the reserves.
–We compared projections to recent sales history and related trends.
–We compared projections to industry information, market data, and peer group data.
–We inspected minutes of the board of directors, regulatory and other public filings, and investor communications to identify any evidence that may contradict management’s assertions.
–We obtained evidence, including executed third-party contracts used by management to support sales strategies reflected in the analysis.
–We inquired of sales and operations personnel regarding projections and strategies to determine whether it supported or contradicted the conclusions reached by management in the analysis.
–We inquired of operations personnel as to projected technology obsolescence, if any, to determine whether it supported or contradicted the conclusions reached by management in the analysis.
License Agreement Revenue - Refer to “Note 2. Summary of Significant Accounting Policies and Note 3. Revenue Recognition to the financial statements
Critical Audit Matter Description
On November 17, 2025, the Company entered into a Co-Development and Licensing Agreement (the “Agreement”) with Midjourney, Inc. (“Midjourney”) relating to the Company’s semiconductor-based ultrasound technology. Pursuant to the Agreement, the Company granted MidJourney an exclusive, non-transferable license, within a specified field of use, to access and use certain of the Company’s ultrasound-on-chip technology, software, and backend technology. The Company is also responsible for performing certain research and development services related to the achievement of specified milestones and has provided an option for MidJourney to purchase chips from the Company in the future. For the year ended December 31, 2025, the Company recognized revenue of $6.8 million related to the Agreement.
The Company is accounting for the Agreement in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). In their evaluation of the Agreement, the Company identified distinct performance obligations related to (1) the license combined with the research and development services and (2) the material right associated with the option for future chip purchases. Therefore, the Company was required to estimate the transaction price upon the closing of the arrangement and allocate such amount to the respective distinct performance obligations based on their respective estimated standalone selling prices. Amounts allocated to the combined license and development services are recognized over time over the term of the development services using an input method as such services are performed, and amounts allocated to the material right associated with the option for future chip purchases were deferred and will be recognized as future purchases of chips occur.
We identified the initial accounting for the Agreement and the recognition of revenue over time, as a critical audit matter, given the complexities involved with the identification of distinct performance obligations and estimates related to expected development costs to be incurred. Auditing these conclusions involved especially subjective judgment and audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Agreement included the following, among others:
•We evaluated management's significant accounting policies and practices related to revenue recognition for the Agreement for reasonableness .
•We obtained and read the contracts and other documents related to the Agreement.
•We performed confirmation procedures to verify the terms of the Agreement.
•With the assistance of professionals in our firm having expertise in the accounting treatment for revenue arrangements, we evaluated the Company's assessment of the accounting treatment for the Agreement, including the identification of distinct performance obligations and the Company’s conclusion to recognize revenue over time using an input method.
•We tested management’s forecasted development costs related to the Agreement, including performing inquiries of operations personnel as to the nature of the work performed and expected costs to be incurred.
•We tested the mathematical accuracy of management’s calculation of revenue recorded for the period.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2026
We have served as the Company’s auditor since 2020.

BUTTERFLY NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$150,489	$88,775
Accounts receivable, net of allowance for credit losses of $1,389 and $2,583 at December 31, 2025 and December 31, 2024, respectively	26,744	20,793
Inventories	61,389	70,789
Current portion of vendor advances	2,063	5,547
Prepaid expenses and other current assets	8,418	6,709
Total current assets	249,103	192,613
Property and equipment, net	16,587	19,518
Intangible assets, net	7,516	8,916
Non-current portion of vendor advances	5,008	15,042
Operating lease assets	12,652	14,233
Other non-current assets	5,667	5,760
Total assets	$296,533	$256,082
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,442	$4,250
Deferred revenue, current	26,909	16,139
Accrued purchase commitments, current	131	131
Warrant liabilities, current	413	—
Accrued expenses and other current liabilities	32,222	27,695
Total current liabilities	65,117	48,215
Deferred revenue, non-current	9,391	7,315
Warrant liabilities, non-current	—	2,685
Operating lease liabilities	17,721	20,398
Other non-current liabilities	8,325	8,637
Total liabilities	100,554	87,250
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at December 31, 2025 and December 31, 2024; 227,318,426 and 188,626,154 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	23	19
Class B common stock $.0001 par value; 27,000,000 shares authorized at December 31, 2025 and December 31, 2024; 26,426,937 shares issued and outstanding at December 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	1,075,147	970,940
Accumulated deficit	(879,194)	(802,130)
Total stockholders’ equity	195,979	168,832
Total liabilities and stockholders’ equity	$296,533	$256,082
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue:
Product	$63,443	$54,200	$40,036
Software and other services	34,167	27,856	25,864
Total revenue	97,610	82,056	65,900
Cost of revenue:
Product	44,065	24,380	40,655
Software and other services	7,811	8,845	8,389
Total cost of revenue	51,876	33,225	49,044
Gross profit	45,734	48,831	16,856
Operating expenses:
Research and development	36,262	37,800	55,616
Sales and marketing	45,876	41,567	39,073
General and administrative	39,235	39,810	49,613
Other	10,776	4,065	18,164
Total operating expenses	132,149	123,242	162,466
Loss from operations	(86,415)	(74,411)	(145,610)
Interest income	5,911	5,020	7,450
Interest expense	(1,490)	(1,261)	—
Change in fair value of warrant liabilities	2,272	(1,859)	4,544
Other income (expense), net	2,768	(13)	(2)
Loss before provision for income taxes	(76,954)	(72,524)	(133,618)
Provision (benefit) for income taxes	110	(32)	82
Net loss and comprehensive loss	$(77,064)	$(72,492)	$(133,700)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.31)	$(0.34)	$(0.65)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	247,124,365	211,682,760	205,385,544
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	174,459,956	$17	26,426,937	$3	$921,278	$(595,938)	$325,360
Net loss	—	—	—	—	—	(133,700)	(133,700)
Common stock issued upon exercise of stock options	180,467	—	—	—	228	—	228
Common stock issued upon vesting of restricted stock units	6,581,371	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	28,164	—	28,164
December 31, 2023	181,221,794	18	26,426,937	3	949,670	(729,638)	220,053
Net loss	—	—	—	—	—	(72,492)	(72,492)
Common stock issued upon exercise of stock options	36,340	—	—	—	64	—	64
Common stock issued upon vesting of restricted stock units, net	6,696,585	1	—	—	(739)	—	(738)
Common stock issued for employee stock purchase plan	671,435	—	—	—	495	—	495
Stock-based compensation expense	—	—	—	—	21,450	—	21,450
December 31, 2024	188,626,154	19	26,426,937	3	970,940	(802,130)	168,832
Net loss	—	—	—	—	—	(77,064)	(77,064)
Net proceeds from share offering	27,600,000	3	—	—	81,003	—	81,006
Common stock issued upon exercise of stock options	423,120	—	—	—	816	—	816
Common stock issued upon vesting of restricted stock units, net	9,046,345	1	—	—	(2,784)	—	(2,783)
Common stock issued for employee stock purchase plan	1,622,807	—	—	—	1,415	—	1,415
Stock-based compensation expense	—	—	—	—	23,757	—	23,757
December 31, 2025	227,318,426	$23	26,426,937	$3	$1,075,147	$(879,194)	$195,979
The accompanying notes are an integral part of these consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(77,064)	$(72,492)	$(133,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	8,081	10,342	10,574
Non-cash interest expense	1,490	1,256	—
Write-down of inventories	7,975	15	21,083
Write-down of vendor advances	9,621	—	—
Stock-based compensation expense	23,435	21,032	27,480
Change in fair value of warrant liabilities	(2,272)	1,859	(4,544)
Gain on lease termination	—	—	(214)
Other	799	1,102	633
Changes in operating assets and liabilities:
Accounts receivable	(6,753)	(8,503)	(162)
Inventories	1,425	2,218	(34,135)
Prepaid expenses and other assets	(1,616)	1,304	2,979
Vendor advances	3,897	(2,498)	17,091
Accounts payable	1,195	(841)	(1,875)
Deferred revenue	12,846	435	2,206
Accrued purchase commitments	—	—	(2,015)
Change in operating lease assets and liabilities	(855)	(750)	(635)
Accrued expenses and other liabilities	5,096	3,814	(3,586)
Net cash used in operating activities	(12,700)	(41,707)	(98,820)

Cash flows from investing activities:
Purchases of marketable securities	—	—	(297)
Sales of marketable securities	—	—	76,484
Purchases of property, equipment, and intangible assets, including capitalized software	(3,348)	(2,694)	(5,783)
Sales of property and equipment	—	36	10
Net cash provided by (used in) investing activities	(3,348)	(2,658)	70,414

Cash flows from financing activities:
Proceeds from exercise of stock options	816	64	228
Proceeds from employee stock purchase plan	1,415	495	—
Net proceeds from share offering	81,006	—	—
Payments to tax authorities for restricted stock units withheld	(2,784)	(739)	—
Payments on technology license commitment	(2,691)	(1,315)	—
Net cash provided by (used in) financing activities	77,762	(1,495)	228
Net increase (decrease) in cash, cash equivalents, and restricted cash	61,714	(45,860)	(28,178)
Cash, cash equivalents, and restricted cash, beginning of period	92,790	138,650	166,828
Cash, cash equivalents, and restricted cash, end of period	$154,504	$92,790	$138,650

Supplementary cash flow disclosures:
Interest paid	$810	$190	$—
Non-cash investing and financing activities:
Acquisition of property, equipment, and intangible assets, including capitalized software	$396	$470	$9,247
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
The Company operates wholly-owned subsidiaries in the United States, Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:
•revenue recognition, including identification of distinct performance obligations, determination of the timing and pattern of satisfaction of performance obligations, and determination of the standalone selling price (“SSP”) of performance obligations;
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2025 and 2024, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
As of December 31, 2025 and 2024, no customers and one customer accounted for more than 10% of the Company’s accounts receivable, respectively. For the years ended December 31, 2025, 2024, and 2023, one customer, no customers, and no customers accounted for more than 10% of the Company’s total revenue, respectively.
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
In addition to the operating expenses presented on the consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue	$97,610	$82,056	$65,900
Less:
Cost of revenue (excluding write-downs of inventories and vendor advances)	34,280	33,210	27,961
Write-downs of inventories and vendor advances	17,596	15	21,083
Payroll operating expenses	55,421	57,334	67,241
Stock-based compensation operating expenses	23,064	21,032	27,480
Non-payroll operating expenses	42,888	40,811	49,581
Other	10,776	4,065	18,164
Other segment items	(9,351)	(1,919)	(11,910)
Net loss	$(77,064)	$(72,492)	$(133,700)
Other segment items include interest income, interest expense, the change in fair value of warrant liabilities, other income (expense), net, and the provision (benefit) for income taxes.
Because the Company operates in one reportable segment, other required segment disclosures are included on the Company's consolidated financial statements. Interest income, interest expense, and the provision (benefit) for income taxes are included on the consolidated statements of operations and comprehensive loss. Depreciation, amortization, and impairments; write-down of inventories; write-down of vendor advances; and purchases of property, equipment, and intangible assets, including capitalized software, are included on the consolidated statements of cash flows.
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
•Step 1: Identify Contracts with Customers: The Company typically enters into contracts with customers through direct sales executed via signed contracts with payment terms of typically 30 to 90 days. Multi-year software subscriptions typically require advance payment for each annual subscription period.
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
•Out-licensing arrangements of our intellectual property for novel technologies in non-competitive markets and related research and development services;
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
•Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each sale of a hardware device, accessory, or perpetual SDK is a performance obligation satisfied at a point in time when control of the good transfers from the Company to the customer based on shipping terms or when the SDK is provided to the customer. The Company’s software subscriptions and extended warranties are stand-ready performance obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. Out-licensing arrangements and the related research and development services are performance obligations that are satisfied over time as progress is made towards key project milestones. Term-based SDK sales are performance obligations that are satisfied over time through continued provision of access to the customer. The Company uses the time-elapsed (i.e., straight-line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The implementation and integration services are a performance obligation satisfied over time, and the Company uses the costs incurred as inputs into the measure of progress to recognize revenue as it satisfies the performance obligation.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from software subscriptions and other services and is reduced as the revenue recognition criteria are met. Deferred revenue is classified as current or non-current on the consolidated balance sheets based on whether the expected timing of revenue recognition is within the next twelve months or thereafter, respectively.
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
Cash and Cash Equivalents
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consist principally of cash and money market accounts.
Trade Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized as the original amount invoiced less an allowance for credit losses based on the probability of future collection. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the Company estimates its allowance for credit losses based on historical loss patterns, the number of days that billings are past due, current market conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. The following table summarizes the allowance for credit losses activity:

(in thousands)	Fair Value
Allowance for credit losses as of December 31, 2023	$1,787
Provision for expected credit losses	1,128
Write-offs	(332)
Allowance for credit losses as of December 31, 2024	2,583
Provision for expected credit losses	993
Write-offs	(2,187)
Allowance for credit losses as of December 31, 2025	$1,389
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
Restricted Cash
Restricted cash primarily consists of a deposit in a financial institution used to secure a lease agreement. The Company classifies the amount used to secure a lease agreement within other non-current assets on the consolidated balance sheets as the lease is long-term. The amount shown as restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.

Vendor Advances
Vendor advances represent amounts paid to third-party vendors for future goods and services to be received related to production of the Company’s inventories. The amounts are presented net of write-offs. The classification of vendor advances as current or non-current is based on the estimated timing of inventory delivery.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements.
Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Software	3 years
Machinery and equipment	2 – 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
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
The Company does not have any finance leases as of December 31, 2025 and 2024.
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
Warrant Liability
The Company’s outstanding warrants as of December 31, 2025 included publicly-traded warrants (the “Public Warrants”), which were issued as one-third of a warrant per unit during Longview’s initial public offering on May 26, 2020 (the “IPO”), and warrants sold in a private placement to Longview’s sponsor (the “Private Warrants”). The Company evaluated its warrants under ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants both meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging, all outstanding warrants are classified as liabilities on the consolidated balance sheets at fair value. All outstanding warrants expired on February 12, 2026, and the warrant liability is classified on the consolidated balance sheets as a current liability as of December 31, 2025 and as a non-current liability as of December 31, 2024. Changes in the fair value of the outstanding warrants is recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 15 "Warrants" for additional information about our warrants.
Cost of Revenue
Cost of product revenue includes manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, royalty fees for licensed intellectual property, payment processing fees, and inventory obsolescence and write-offs. Cost of software and other services revenue includes personnel costs, cloud hosting costs, amortization of capitalized software development costs, and payment processing fees.
Research and Development
R&D expenses primarily consist of personnel costs and benefits, facilities expenses, consulting and professional fees, fabrication services, software, and other outsourcing expenses. Substantially all of the Company’s R&D expenses are related to developing new products and services and improving existing products and services. R&D expenses are expensed as incurred.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs and benefits, third-party logistics, fulfillment and outbound shipping costs, facilities expenses, advertising, and travel and entertainment. Advertising expenses are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, advertising expenses were $3.8 million, $4.3 million and $4.3 million, respectively.
General and Administrative
General and administrative expenses primarily consist of personnel costs and benefits, insurance, patent fees, software costs, facilities costs, and outside services. Outside services consist of professional services, legal fees, and other professional fees.

Operating Expenses – Other
The Company classifies certain operating expenses that are not representative of its ongoing operations as other on the consolidated statements of operations and comprehensive loss. These include costs related to the Company’s business transformation initiatives, reductions in force, litigation, and legal settlements.
The following table summarizes the types of expenses classified as other in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2025	2024	2023
Employment-related expenses	$985	$1,341	$8,701
Legal-related expenses	9,791	2,724	9,463
Total other	$10,776	$4,065	$18,164
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
Stock-Based Compensation Expense
The measurement of stock-based compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”) granted under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) or the Butterfly Network, Inc. Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”, and together with the 2012 Plan, the “Plans”) and options granted under the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”), is based on the estimated fair value of the awards on the grant date.
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
The Company granted market-based RSUs during the years ended December 31, 2025, 2024, and 2023. The Company accounted for these awards according to the relevant provisions of ASC Topic 718, Compensation-Stock Compensation. For market-based RSUs, the Company recognizes expense using the accelerated attribution method. Refer to Note 11 “Stock-Based Compensation” for further discussion about the nature of the Company's stock-based compensation transactions.
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
Recent Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. The Company retrospectively adopted this guidance during the year ended December 31, 2025. The adoption did not have a significant impact on the consolidated financial statements, other than the newly required disclosures.
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
Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by type of good or service and by geographical market. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues (in thousands) for the years ended December 31:

	Pattern of Recognition	2025	2024	2023
By type of good or service:
Devices and accessories	Point-in-time	$63,443	$54,200	$40,036
Software and other services	Over time	34,167	27,856	25,864
Total revenue		$97,610	$82,056	$65,900

By geographical market:
United States		$77,437	$63,423	$52,116
International		20,173	18,633	13,784
Total revenue		$97,610	$82,056	$65,900

Midjourney Co-Development and Licensing Agreement
In November 2025, the Company entered into the Co-Development and Licensing Agreement with Midjourney, granting Midjourney an exclusive, non-transferable license, within a specified field of use, to access and use certain of the Company's ultrasound-on-chip technology, software, and backend technology, subject to the Co-Development and Licensing Agreement. The Co-Development and Licensing Agreement has a five-year term.
Midjourney’s payment obligations to the Company under the Co-Development and Licensing Agreement include a one-time non-recurring fee of $15 million, which was paid upon entering into the Co-Development and Licensing Agreement, and a $10 million annual license fee, payable quarterly during the five-year term of the Co-Development and Licensing Agreement. The Co-Development and Licensing Agreement also contemplates that Midjourney will make (i) additional payments of up to $9 million upon the achievement of specified milestones, (ii) certain revenue sharing payments in connection with Midjourney’s commercialization of hardware products incorporating our chips, and (iii) payments in connection with any purchases of chips from the Company.
The Company evaluated the Co-Development and Licensing Agreement in accordance with Topic 606 and identified two performance obligations within the contract: 1) a combined performance obligation for the license of the Company’s intellectual property and the related research and development services provided for the co-development, and 2) a material right for potential future purchases of the Company’s semiconductor chips. The Company determined the transaction price, which includes estimates of variable consideration, and allocated the transaction price between the performance obligations based on their estimated relative SSPs. The combined performance obligation for the license and the related research and development services is satisfied over time using an input method as progress is made towards key project milestones. The material right will be satisfied at a point in time when control of the semiconductor chips is transferred from the Company to Midjourney.
Under the Co-Development and Licensing Agreement, the Company received payments of $17.5 million and recognized software and other services revenue of $6.8 million during the year ended December 31, 2025.
Contract Balances
Contract balances represent amounts presented in the consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 to 90 days for sales on credit. The amount of revenue recognized during the years ended December 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the period was $15.8 million and $15.6 million, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2025, the Company had $99.6 million of remaining performance obligations. The Company expects to recognize approximately 57% of its remaining performance obligations as revenue in the next twelve months and approximately 43% thereafter. Of the Company's total remaining performance obligations, $63.2 million was related to the Midjourney Co-Development and Licensing Agreement, and the Company expects to recognize approximately 56% of this remaining performance obligation as revenue in the next twelve months and approximately 44% thereafter.
Costs of Obtaining or Fulfilling Contracts
The Company incurs incremental costs of obtaining contracts and costs of fulfilling contracts with customers. Incremental costs of obtaining contracts, which include commissions and referral fees paid to third parties as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Costs of fulfilling contracts that relate specifically to a contract with a customer, which result from activities that generate resources for the Company and enable the Company to satisfy its performance obligations in the contract with the customer, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer of the related goods and services to the customer. The Company had $0.7 million and $0.7 million of capitalized costs of obtaining or fulfilling contracts as of December 31, 2025 and 2024, respectively. The Company’s amortization costs for capitalized costs of obtaining or fulfilling contracts were $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
There were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.
The Company determined the fair value of its Public Warrants as Level 1 financial instruments, as they were traded in active markets as of December 31, 2025. Because any transfer of Private Warrants from the initial holder of the Private Warrants would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant. Accordingly, the Private Warrants are classified as Level 2 financial instruments.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2025:
Warrants:
Public Warrants	$276	$276	$—	$—
Private Warrants	137	—	137	—
Total liabilities at fair value on a recurring basis	$413	$276	$137	$—

December 31, 2024:
Warrants:
Public Warrants	$1,794	$1,794	$—	$—
Private Warrants	891	—	891	—
Total liabilities at fair value on a recurring basis	$2,685	$1,794	$891	$—
Note 5. Inventories
A summary of inventories is as follows at December 31 (in thousands):

	2025	2024
Raw materials	$37,865	47,642
Work-in-progress	5,051	4,736
Finished goods	18,473	18,411
Total inventories	$61,389	$70,789
Work-in-progress represents inventory items in intermediate stages of production by third party manufacturers. For the years ended December 31, 2025, 2024, and 2023, net realizable value inventory adjustments and excess and obsolete inventory charges were $17.6 million, not significant, and $21.1 million, respectively, and were recognized in cost of product revenue. Of the amount for the year ended December 31, 2025, $9.6 million related to prepaid inventory that the Company will receive in the future, resulting in a write-down of the non-current portion of vendor advances on the consolidated balance sheets.
Note 6. Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$150,489	$88,775
Restricted cash included within other non-current assets	4,015	4,015
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$154,504	$92,790
Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.
Note 7. Other Non-Current Assets
Other non-current assets consist of the following at December 31 (in thousands):

	2025	2024
Security deposits	$1,018	$982
Restricted cash	4,015	4,015
Other long-term assets	634	763
Total other non-current assets	$5,667	$5,760
Note 8. Property, Equipment, and Intangible Assets
Property and Equipment
Property and equipment, net, are recorded at historical cost and consist of the following at December 31 (in thousands):

	2025	2024
Capitalized internally developed software	$23,380	$20,677
Leasehold improvements	11,510	11,120
Machinery and equipment	10,359	10,043
Furniture and fixtures	2,152	2,152
Development in progress	2,417	2,394
Other	53	29
	49,871	46,415
Less: accumulated depreciation and amortization	(33,284)	(26,897)
Property and equipment, net	$16,587	$19,518
Total depreciation and amortization expense related to property and equipment amounted to $6.7 million, $8.9 million, and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the Company’s capitalized internally developed software assets, accumulated amortization was $19.5 million and $15.5 million as of December 31, 2025 and 2024, respectively. Amortization expense recognized on these capitalized internally developed software assets was $4.0 million, $6.1 million, and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Intangible Assets
The Company's intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025:
Technology licenses	$10,317	$(2,801)	$7,516

December 31, 2024:
Technology licenses	$10,317	$(1,401)	$8,916
For the Company's commitment related to technology licenses acquired in a prior period, the current and non-current portions are included on the consolidated balance sheets in accrued expenses and other current liabilities and other non-current liabilities, respectively. As of December 31, 2025, the current portion was $1.3 million, and the non-current portion was $5.1 million. As of December 31, 2024, the current portion was $3.1 million, and the non-current portion was $5.6 million.
Estimated amortization expense for the Company’s capitalized internally developed software assets and intangible assets over the next five years ended December 31 is as follows (in thousands):

2026	2027	2028	2029	2030
$3,645	$2,487	$1,651	$1,120	$1,120

Impairments
During the year ended December 31, 2023, the Company fully impaired its leasehold improvements related to a lease that was terminated during the third quarter of 2023. The Company recognized an impairment loss of $1.8 million for the year ended December 31, 2023 in operating expenses on the consolidated statements of operations and comprehensive loss. See Note 16, “Leases” for further discussion of the terminated lease. The Company did not recognize any impairment losses for the years ended December 31, 2025 and 2024.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2025	2024
Employee compensation	$11,148	$11,192
Customer deposits	2,286	1,909
Accrued warranty liability	501	498
Non-income tax	2,478	2,356
Professional fees	3,121	2,015
Current portion of operating lease liabilities	2,677	2,437
Estimated liability for loss contingencies	3,000	—
Other	7,011	7,288
Total accrued expenses and other current liabilities	$32,222	$27,695
Warranty expense activity for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Balance, beginning of period	$1,023	$697	$873
Warranty provision charged to operations	1,532	1,224	276
Warranty claims	(1,212)	(898)	(452)
Balance, end of period	$1,343	$1,023	$697
The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year is recorded within other non-current liabilities on the consolidated balance sheet.
Note 10. Stockholders’ Equity
The Company's outstanding shares consist of two classes of common stock, Class A and Class B.
Dividends
Holders of the Company’s Class A and Class B common stock are not entitled to receive dividends unless declared by Company’s board of directors (the “Board”). Any such dividends would be subject to the preferential dividend rights of the holders of the then outstanding preferred stock or any other series stock having preferential rights. Holders of the Class A and Class B common stock will share ratably, if and when any dividend is declared, out of funds legally available. There have been no dividends declared to date.
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
Public Share Offering
On January 31, 2025, the Company issued and sold 27.6 million shares of its Class A common stock in a public offering at a price of $3.15 per share. The Company received gross proceeds of $86.9 million and incurred $5.2 million of underwriting discounts and commissions as well as $0.7 million of other incremental expenses paid by the Company. The net proceeds to the Company, after deducting expenses, was $81.0 million, which has been recognized as increases in cash and cash equivalents and stockholders' equity on the condensed balance sheets.
Note 11. Stock-Based Compensation
Equity Incentive Plans
The 2012 Plan was approved by the board of directors and the stockholders of the Company's subsidiary in March 2012. The Company has not granted any additional awards under the 2012 Plan since 2021 and will not grant any additional awards under the 2012 Plan in the future. However, the 2012 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. As of December 31, 2025, the number of shares of common stock reserved for issuance under the 2012 Plan was 4.1 million.
The 2020 Plan was approved by the Board in the fourth quarter of 2020 and by the Company's stockholders in the first quarter of 2021. The 2020 Plan is administered by the Board. The Board may grant stock options to purchase shares either as incentive stock options or non-qualified stock options, stock-based awards, and stock units, including RSUs. The RSU grants are subject to certain terms and conditions, and the stock option grants are subject to certain option periods and conditions and exercise rights, and in each case are fully discussed in the 2020 Plan. As of December 31, 2025, the number of shares of common stock reserved for issuance under the 2020 Plan was 62.4 million and 16.1 million common shares remain available for issuance under the 2020 Plan.
Grants under both of the Plans are included in the disclosures below.
Stock Options
Each stock option grant carries varying vesting schedules whereby the options may be exercised at the participant’s sole discretion provided they are an employee, director, or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the grant date.
A summary of the stock option activity under the Plans is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	7,439,187	6.17	4.68	—
Exercised	(36,340)	1.77
Forfeited	(842,111)	8.98
Outstanding at December 31, 2024	6,560,736	5.88	3.56	1,963
Exercised	(423,120)	1.93
Forfeited	(586,389)	9.11
Outstanding at December 31, 2025	5,551,227	5.84	2.66	2,188
Options exercisable at December 31, 2024	6,222,073	5.94	3.48	1,799
Options exercisable at December 31, 2025	5,387,925	5.95	2.68	1,928
The company did not grant any stock option awards during the years ended December 31, 2025, 2024 and 2023. The total intrinsic value excludes those options whereby the stock price does not exceed the exercise price of the option.
Additional information about the Company’s stock option activity during the years ended December 31, 2025, 2024 and 2023 is presented in the table below:

	2025	2024	2023
Cash proceeds from the exercise of stock options (in millions)	$0.8	$0.1	$0.2
Total intrinsic value of stock options exercised (in millions)	0.6	—	0.2
The intrinsic value of a stock option that’s been exercised is the amount by which the stock price exceeds the exercise price of the option on the date of exercise.

RSUs
A summary of the RSU activity under the Plans is presented in the table below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	15,569,983	2.61
Granted	15,838,283	1.10
Vested and converted to shares	(6,906,452)	2.69
Forfeited	(3,251,584)	2.34
Outstanding at December 31, 2024	21,250,230	1.52
Granted	12,560,510	3.01
Vested and converted to shares	(9,966,244)	1.62
Forfeited	(2,305,933)	2.11
Outstanding at December 31, 2025	21,538,563	2.28
The total fair value of the RSUs vested and converted to shares was $26.9 million, $10.4 million, and $7.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Included in the table above are market-based RSUs that include a service condition. During the years ended December 31, 2025, 2024 and 2023, the Company granted 0.7 million, 1.0 million, and 1.8 million, respectively, of these awards to certain executives. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreement. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with the risk-free interest rate, expected dividend yield, expected term, and expected volatility assumptions detailed below. The Company recognized $0.6 million, $2.0 million, and $2.5 million, respectively, of expense for these awards during the years ended December 31, 2025, 2024 and 2023.
Valuation Assumptions
In accordance with ASC Topic 718, Compensation-Stock Compensation, the Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. As described in Note 2 “Summary of Significant Accounting Policies”, the Company selected the Black-Scholes option pricing model for determining the estimated fair value of its service-based stock option awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions are also used to determine the fair value of market-based RSUs via Monte Carlo simulations. The assumptions used to value market-based RSUs granted to employees during the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Risk-free interest rate	3.7%	3.6%	3.6% – 3.9%
Expected dividend yield	0%	0%	0%
Expected term	5.0 years	5.0 years	5.0 years
Expected volatility	89% – 96%	89%	76%
The Company did not grant any stock options or market-based RSUs to non-employees during the years ended December 31, 2025, 2024, and 2023.
Risk-free interest rate
The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect on the grant date.

Expected dividend yield
The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.
Expected term
For market-based RSUs, the expected term is based on the length of the award's performance period.
Expected volatility
The Company considers the historical volatility of its stock price and the implied stock price volatility derived from the price of exchange-traded options on the Company's stock. Because the Company's operations changed significantly after Longview and Butterfly Network, Inc. completed a business combination on February 12, 2021, pursuant to which Longview acquired Butterfly Network, Inc. and was renamed Butterfly Network Inc. (the “Business Combination”), and because the acquired company was privately held from its inception until its acquisition by the Company, there is no reliable historical or implied volatility information available prior to 2021. Accordingly, when the Company calculates the historical stock price volatility for awards with expected terms greater than the length of time since the closing of the Business Combination, the Company supplements its own historical stock price volatility with the historical stock price volatility of a group of publicly-traded peer companies that have been publicly traded over a period equivalent to the expected term of the awards.
Award Modifications and Accelerations
In 2025, certain service-based RSUs of a departing employee were modified pursuant to a separation agreement to have their vesting accelerated into the second quarter of 2025. In total, 0.4 million RSUs had their vesting accelerated. For the year ended December 31, 2025, the incremental stock-based compensation expense resulting from the acceleration was $0.5 million.
Employee Stock Purchase Plan
The ESPP was approved by the Board and the Company’s stockholders in the second quarter of 2024, with 4.2 million shares of common stock initially reserved and available for issuance. Under the ESPP, each eligible employee is granted an option to purchase shares of common stock, with the purchase price paid through payroll deductions, subject to the plan’s limitations on the number and value of shares purchasable. Each offering period under the ESPP has an expected duration of 24 months, divided into four six-month purchase periods, with purchases typically occurring in June and December. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the applicable purchase date. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. The grant date fair value of the awards is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those used for the Company’s stock option awards granted under the Plans. The Company's employees purchased 1.6 million shares and 0.7 million shares, respectively, of newly issued common stock through the ESPP during the years ended December 31, 2025 and 2024.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense for the periods presented was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of revenue – software and other services	$371	$—	$—
Research and development	$6,389	$6,950	9,772
Sales and marketing	7,139	4,871	4,260
General and administrative	9,536	9,211	13,448
Total stock-based compensation expense	$23,435	$21,032	$27,480

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards and valuation allowance. The Company has capitalized $0.3 million, $0.4 million and $0.7 million of stock-based compensation expense as part of the cost of its capitalized internally developed software assets during the years ended December 31, 2025, 2024 and 2023, respectively.
Total unrecognized stock-based compensation expense as of December 31, 2025 was $32.6 million which will be recognized over the remaining weighted average vesting period of 2.3 years.
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following table presents the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Year ended December 31, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(68,823)	$(8,241)	$(77,064)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(68,823)	$(8,241)	$(77,064)
Denominator:
Weighted-average common shares outstanding	220,697,428	26,426,937	247,124,365
Denominator for basic and diluted net loss per share – weighted-average common stock	220,697,428	26,426,937	247,124,365
Basic and diluted net loss per share	$(0.31)	$(0.31)	$(0.31)

Year ended December 31, 2024
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(63,442)	$(9,050)	$(72,492)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(63,442)	$(9,050)	$(72,492)
Denominator:
Weighted-average common shares outstanding	185,255,823	26,426,937	211,682,760
Denominator for basic and diluted net loss per share – weighted-average common stock	185,255,823	26,426,937	211,682,760
Basic and diluted net loss per share	$(0.34)	$(0.34)	$(0.34)

Year ended December 31, 2023
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(116,497)	$(17,203)	$(133,700)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(116,497)	$(17,203)	$(133,700)
Denominator:
Weighted-average common shares outstanding	178,958,607	26,426,937	205,385,544
Denominator for basic and diluted net loss per share – weighted-average common stock	178,958,607	26,426,937	205,385,544
Basic and diluted net loss per share	$(0.65)	$(0.65)	$(0.65)
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
Anti-dilutive common equivalent shares were as follows:

	December 31,
	2025	2024	2023
Outstanding options to purchase common stock	5,551,227	6,560,736	7,439,187
Outstanding restricted stock units	21,538,563	21,250,230	15,569,983
Outstanding employee stock purchase plan options	1,200,537	1,948,409	—
Outstanding warrants	20,652,690	20,652,690	20,652,690
Total anti-dilutive common equivalent shares	48,943,017	50,412,065	43,661,860
Note 13. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Federal	$(78,856)	$(72,923)	$(133,961)
Foreign	1,902	399	343
Loss before provision for income taxes	$(76,954)	$(72,524)	$(133,618)

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Current expense (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	110	284	244
Total current expense (benefit)	110	284	244

Deferred expense (benefit):
Federal	—	—	$—
State	—	—	—
Foreign	—	(316)	(162)
Total deferred expense (benefit)	—	(316)	(162)

Total income tax expense (benefit)	$110	$(32)	$82
The Company recorded a tax provision of $0.1 million, a tax benefit of $0.03 million, and a tax provision of $0.08 million for the years ended December 31, 2025, 2024 and 2023, respectively, due to foreign income and return to provision adjustments. Due to the Company’s loss position domestically, the Company has not recorded a significant federal tax provision for the years ended December 31, 2025, 2024, and 2023.

A reconciliation of the Company’s statutory tax rate and effective tax rate is as follows (in thousands):

	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Pretax income (loss)	$(76,954)		$(72,524)		$(133,618)

U.S. federal statutory tax rate	(16,160)	21.00%	(15,230)	21.00%	(28,060)	21.00%
State and local income taxes, net of federal income tax effect	—	—	—	—	—	—
Foreign tax effects:
Other foreign jurisdictions	(513)	0.67	89	(0.12)	10	(0.01)
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws:
Net CFC tested income	177	(0.23)	88	(0.12)	90	(0.07)
Tax credits:
Research and development tax credits	(815)	1.06	(1,252)	1.73	(2,307)	1.73
Change in valuation allowances	16,609	(21.58)	7,758	(10.70)	27,798	(20.80)
Nontaxable or nondeductible items:
Change in fair value of warrants	(477)	0.62	390	(0.54)	(954)	0.71
Stock compensation	1,484	(1.93)	4,711	(6.50)	3,436	(2.57)
Depreciation	(5)	0.01	1,927	(2.66)	(1)	—
Capitalized tax R&E	—	—	(1,706)	2.35	—	—
Software costs	—	—	2,277	(3.14)	—	—
Other	(190)	0.25	(47)	0.06	70	(0.05)
Changes in unrecognized tax benefits	—	—	—	—	—	—
Other adjustments:
Net operating loss	—	—	963	(1.33)	—	—
Effective tax rate	$110	(0.14)%	$(32)	0.04%	$82	(0.06)%
The Company's effective tax rate includes the effects of its foreign subsidiaries which operating at in a cost plus arrangement and are primarily attributable to jurisdictions where the Company has significant business activities.

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$174,383	$158,097
Tax credits	19,439	18,114
Stock compensation	3,875	3,203
Accruals and reserves	4,247	4,106
Inventory reserve	15,217	15,114
Lease liability	4,969	5,562
Depreciation	292	99
Capitalized tax R&E	28,247	27,296
Other	4,841	4,183
Total deferred tax assets	255,510	235,774
Valuation allowance	(250,503)	(230,109)
Total deferred tax assets	5,007	5,665
Deferred tax liabilities
Right-of-use asset	(3,082)	(3,467)
Software costs	(1,532)	(1,839)
Net deferred tax assets	$393	$359
As of December 31, 2025 and 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $700.4 million and $634.8 million, respectively. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of approximately $503.7 million and $446.1 million, respectively. Of the $700.4 million of federal NOL carryforwards, $73.7 million will begin to expire at various dates in 2031 and $626.7 million may be carried forward indefinitely. The state NOL carryforwards will begin to expire at various dates in 2031. As of December 31, 2025, the Company also had federal and state tax credits of $16.2 million and $4.1 million, which will begin to expire in 2032 and 2033, respectively.
The Tax Cuts and Jobs Act (“TCJA") requires taxpayers to capitalize and amortize research and development (“R&D") expenditures under Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022. These costs were required to be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside of the U.S.
The One Big Beautiful Bill Act (“OBBBA") was passed and became effective for the Company during 2025. The legislation includes, among other provisions, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, the permanent extension of the controlled foreign corporation (“CFC”) look-through rule, as well as modifications to the treatment of research and development expenditures mentioned above.
Congress modified the treatment for R&D expenditures by adding new Section 174A, which applies for tax years beginning after December 31, 2024. Section 174A permits the immediate deduction of domestic R&D expenditures or, at the taxpayer’s election, capitalization and amortization over a period of at least five years beginning when the related benefits are first realized. Foreign R&D expenditures continue to be capitalized and amortized over 15 years. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to continue amortizing previously capitalized domestic R&D expenditures over the remaining amortization period permitted under OBBBA.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net U.S. deferred tax assets as of December 31, 2025 and 2024. The deferred tax asset recognized relates entirely to the Company's foreign entities.
The Company’s valuation allowance increased by $20.4 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively, due primarily to the generation of NOLs.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under IRC Sections 382 and 383, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company conducted an ownership analysis under IRC Section 382 based upon publicly available information as of December 31, 2025 and determined that there has not been an ownership change since the last ownership change event on February 12, 2021 that would limit the Company’s utilization of its NOLs and tax credits.
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
The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and 2024, the Company has not recorded any uncertain tax positions in its financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, there was no significant accrued interest or penalties.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2021 to the present. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.
The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company has the intentions and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.
For the years ended December 31, 2025, 2024 and 2023, total income taxes paid (net of refunds received) were immaterial to the consolidated financial statements. As a result, the Company has determined that additional disaggregation of income taxes paid by jurisdiction is not required, and such disclosures have not been presented.

The following summarizes the Company's income taxes paid (net of refunds received) for the years presented below (in thousands):

	Year ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State	—	—	—
Foreign	101	99	99
Total income taxes paid	$101	$99	$99
The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented below (in thousands):

	Year ended December 31,
	2025	2024	2023
Foreign:
Australia	*	*	$7
Germany	$13	$27	$16
Netherlands	$61	*	*
Taiwan	$27	*	$46
United Kingdom	*	$72	$30

* Jurisdiction below the threshold for the period presented.
Refundable Tax Credits
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
During the year ended December 31, 2022, the Company received a tax credit paid in cash of $0.9 million under the state of Massachusetts Life Sciences Tax Incentive Program. The government grant is subject to claw-back if the Company fails to meet certain targets in the tax year following the time of the award. During the year ended December 31, 2023, the Company determined that it did not ultimately meet the required targets in 2022 and expects to repay the tax credit received. As a result, the Company has accrued $0.9 million for the expected repayment in other non-current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, and the Company recognized a corresponding expense in other income (expense), net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
During the years ended December 31, 2025 and 2024, the Company received tax credits paid in cash of $2.5 million and $0.5 million, respectively, for the U.S. government's Employee Retention Credit plus accrued interest. The tax credit payments received included accrued interest of $0.3 million and an insignificant amount for the years ended December 31, 2025 and 2024. The Company recognized and recorded the accrued interest as interest income and the remainders of the receipts as other income (expense), net on the consolidated statements of operations and comprehensive loss.
Note 14. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The expense related to the matching contributions was $0.5 million, $0.5 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 15. Warrants
Public Warrants
The Company issued Public Warrants and Private Warrants in connection with its IPO in 2020. As of December 31, 2025, there were an aggregate of 13,799,357 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on May 26, 2021. The warrants expired on February 12, 2026. There have been no exercises of the Public Warrants during the years ended December 31, 2025, 2024, and 2023.
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
Private Warrants
As of December 31, 2025, there were 6,853,333 Private Warrants outstanding. There have been no exercises of the Private Warrants. The Private Warrants are identical to the Public Warrants, except that so long as they are held by Longview Investors LLC (the “Sponsor”) or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.10 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
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
The Company recognized a gain of $2.3 million, a loss of $1.9 million, and a gain of $4.5 million for the change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following table presents the components of operating lease cost for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$2,808	$2,807	$3,206
Short-term lease cost	116	101	73
Variable lease cost	272	321	317
Total operating lease cost	$3,196	$3,229	$3,596
The expected maturities related to the Company’s leases with initial non-cancellable lease terms in excess of one year as of December 31, 2025 are as follows:

Year ended December 31,	Operating Lease Payments
2026	$3,749
2027	3,835
2028	3,921
2029	3,454
2030	2,970
2031 and thereafter	6,384
Total gross operating lease payments	24,313
Less: imputed interest	(3,916)
Total operating lease liabilities, reflecting the present value of net lease payments	$20,397
Additional information related to operating leases is presented as follows:

	December 31,
	2025	2024	2023
Weighted average remaining lease term (in years)	6.5	7.5	8.4
Weighted average discount rate	5.8%	5.9%	5.9%

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,664	$3,557	$3,121
Non-cash activities involving right-of-use assets and lease liabilities:
Derecognition of right-of-use assets	—	—	4,163
Derecognition of operating lease liabilities	—	—	5,401
Note 17. Commitments and Contingencies
Commitments
Purchase commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of December 31, 2025, the aggregate amount of minimum inventory purchase commitments is $4.5 million and the Company has a vendor advance asset of $0.3 million, net of write-downs, and an insignificant accrued purchase commitment liability. The portion of the balances that is expected to be utilized in the next twelve months is included in current assets and current liabilities in the accompanying consolidated balance sheets.

The Company applied the guidance in ASC Topic 330, Inventory, to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the years ended December 31, 2025, 2024, and 2023, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence (“E&O”) on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write-down is recorded at zero value. The Company did not acquire such E&O inventory during the years ended December 31, 2025, 2024, and 2023.
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
In the ongoing civil action styled Sezonov v. Longview Investors LLC, et al., a stockholder is pursuing claims on behalf of a putative class action arising from the Business Combination. The stockholder filed her complaint on December 13, 2023 in the Court of Chancery of the State of Delaware against two entities affiliated with Longview, and four former members of the Longview Board of Directors (including Mr. Robbins, who also is a current member of the Company’s Board of Directors). The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, civil conspiracy and aiding and abetting breaches of fiduciary, and seeks unspecified damages. The case is currently in the discovery phase, and has not yet reached the class certification stage. The Company has produced documents to the plaintiff in the case pursuant to a non-party subpoena. The Company’s understanding is that the defendants in this action intend to continue to vigorously defend the claims pending against them. There is no assurance that the defendants will be successful in the defense of the litigation, or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. In the event that such insurance is not available or adequate, the Company has indemnification obligations to certain defendants in the case that may be implicated later. During the fourth quarter of 2025, the Company recognized an estimated liability of $3.0 million for a loss contingency in connection with this indemnification obligation. The estimated liability is included in accrued liabilities and other current expenses on the consolidated balance sheets, and the estimated loss is included in other on the consolidated statements of operations and comprehensive loss.