Form 10-Q
period 2026-03-31
Butterfly Network, Inc.
filed 2026-04-30
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of April 20, 2026, the registrant had 234,842,768 shares of Class A common stock outstanding and 26,426,937 shares of Class B common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," the "Company," and "Butterfly" mean Butterfly Network, Inc. and our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that relate to future events or our future financial performance regarding, among other things, our plans, strategies, and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management team. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
These statements may be preceded by, followed by, or include the words "believes," "estimates," "expects," "projects," "forecasts," "may," "will," "should," "seeks," "plans," "scheduled," "anticipates," or "intends" or similar expressions or phrases, or the negative of those expressions or phrases. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions relating to, among other things:
•our growth depends on our ability to attract and retain customers;
•our business could be harmed if we fail to manage our growth effectively;
•our current expectations and assumptions are subject to risks, assumptions, estimates, and uncertainties;
•our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
•the pricing of our products and services, and reimbursement for medical procedures conducted using our medical products and services;
•changes in applicable laws or regulations;
•our ability to protect or enforce our intellectual property rights; and
•economic downturns and political and market conditions beyond our control.
These and other risks and uncertainties are described in greater detail under the caption "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"), in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission ("SEC"). The risks described under the caption "Risk Factors" are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$137,954	$150,489
Accounts receivable, net of allowance for credit losses of $1,180 and $1,389 at March 31, 2026 and December 31, 2025, respectively	25,210	26,744
Inventories	59,304	61,389
Current portion of vendor advances	2,908	2,063
Prepaid expenses and other current assets	14,413	8,418
Total current assets	239,789	249,103
Property and equipment, net	16,113	16,587
Intangible assets, net	7,166	7,516
Non-current portion of vendor advances	4,970	5,008
Operating lease assets	12,233	12,652
Other non-current assets	5,651	5,667
Total assets	$285,922	$296,533
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,817	$5,442
Deferred revenue, current	22,659	26,909
Accrued purchase commitments, current	131	131
Warrant liabilities, current	—	413
Accrued expenses and other current liabilities	33,973	32,222
Total current liabilities	59,580	65,117
Deferred revenue, non-current	9,631	9,391
Operating lease liabilities	17,017	17,721
Other non-current liabilities	8,472	8,325
Total liabilities	94,700	100,554
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $.0001 par value; 600,000,000 shares authorized at March 31, 2026 and December 31, 2025; 234,777,441 and 227,318,426 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	23	23
Class B common stock $.0001 par value; 27,000,000 shares authorized at March 31, 2026 and December 31, 2025; 26,426,937 shares issued and outstanding at March 31, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,083,067	1,075,147
Accumulated deficit	(891,871)	(879,194)
Total stockholders’ equity	191,222	195,979
Total liabilities and stockholders’ equity	$285,922	$296,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue:
Product	$14,653	$14,164
Software and other services	11,877	7,061
Total revenue	26,530	21,225
Cost of revenue:
Product	6,355	5,824
Software and other services	1,890	2,021
Total cost of revenue	8,245	7,845
Gross profit	18,285	13,380
Operating expenses:
Research and development	9,538	9,924
Sales and marketing	11,417	11,620
General and administrative	10,818	9,600
Other	385	704
Total operating expenses	32,158	31,848
Loss from operations	(13,873)	(18,468)
Interest income	1,186	1,651
Interest expense	(279)	(347)
Change in fair value of warrant liabilities	413	826
Other income (expense), net	(124)	2,378
Loss before provision for income taxes	(12,677)	(13,960)
Provision for income taxes	—	7
Net loss and comprehensive loss	$(12,677)	$(13,967)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.05)	$(0.06)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	256,516,256	234,923,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three months ended March 31, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	227,318,426	$23	26,426,937	$3	$1,075,147	$(879,194)	$195,979
Net loss	—	—	—	—	—	(12,677)	(12,677)
Common stock issued upon exercise of stock options	910,661	—	—	—	2,309	—	2,309
Common stock issued upon vesting of restricted stock units	6,548,354	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,611	—	5,611
March 31, 2026	234,777,441	$23	26,426,937	$3	$1,083,067	$(891,871)	$191,222

Three months ended March 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
Net loss	—	—	—	—	—	(13,967)	(13,967)
Net proceeds from share offering	27,600,000	3	—	—	81,106	—	81,109
Common stock issued upon exercise of stock options	79,827	—	—	—	133	—	133
Common stock issued upon vesting of restricted stock units, net	4,512,667	—	—	—	(2,775)	—	(2,775)
Stock-based compensation expense	—	—	—	—	6,364	—	6,364
March 31, 2025	220,818,648	$22	26,426,937	$3	$1,055,768	$(816,097)	$239,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,677)	$(13,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	1,811	2,360
Non-cash interest expense	280	346
Write-down of inventories	—	52
Stock-based compensation expense	5,542	6,284
Change in fair value of warrant liabilities	(413)	(826)
Other	137	56
Changes in operating assets and liabilities:
Accounts receivable	1,409	857
Inventories	2,085	1,423
Prepaid expenses and other assets	(5,979)	(570)
Vendor advances	(807)	29
Accounts payable	(2,643)	(1,970)
Deferred revenue	(4,010)	(470)
Change in operating lease assets and liabilities	(222)	(201)
Accrued expenses and other liabilities	1,593	(5,080)
Net cash used in operating activities	(13,894)	(11,677)

Cash flows from investing activities:
Purchases of property, equipment, and intangible assets, including capitalized software	(950)	(353)
Net cash used in investing activities	(950)	(353)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,309	133
Net proceeds from share offering	—	81,109
Payments to tax authorities for restricted stock units withheld	—	(2,775)
Net cash provided by financing activities	2,309	78,467
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,535)	66,437
Cash, cash equivalents, and restricted cash, beginning of period	154,504	92,790
Cash, cash equivalents, and restricted cash, end of period	$141,969	$159,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Description of Business
Butterfly Network, Inc., formerly known as Longview Acquisition Corp. ("Longview"), was incorporated in Delaware on February 4, 2020. Following a business combination between the Company and BFLY Operations, Inc. (formerly Butterfly Network, Inc.) on February 12, 2021 (the "Business Combination"), the Company’s legal name became Butterfly Network, Inc.
The Company is an innovative digital health business transforming care through a unique combination of portable, semiconductor-based ultrasound technology, intuitive software, services and educational offerings that can make medical imaging more accessible than ever before. Butterfly’s solution enables the practical application of ultrasound information into the clinical workflow through affordable hardware that fits in a healthcare professional’s pocket and is paired with cloud-connected software that is easily accessed through a mobile application. The Company also licenses its proprietary Ultrasound-on-Chip™ semiconductor platform for co-development of novel technologies in non-competitive markets through a program called Butterfly Embedded™ ("Embedded").
The Company operates wholly-owned subsidiaries in the United States, Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP") and the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2025 Annual Report on Form 10-K. All intercompany balances and transactions are eliminated upon consolidation.
The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP for annual reporting.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.
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

The Company revised its estimated liabilities for loss contingencies and recognized an insurance recovery asset during the three months ended March 31, 2026, resulting in the following effects on captions in the condensed consolidated statements of comprehensive income (in thousands, except per-share amounts):

Three months ended March 31, 2026
Loss from operations	$2,750
Net loss and comprehensive loss	$2,750
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$0.01
See Note 12 "Commitments and Contingencies" for additional information on the losses and loss recovery related to these estimated liabilities and insurance recovery asset, respectively. There have been no other material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of March 31, 2026, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on its cash and cash equivalents.
As of March 31, 2026 and December 31, 2025, one customer and no customers, respectively, accounted for more than 10% of the Company’s accounts receivable. For the three months ended March 31, 2026 and 2025, one customer and no customers, respectively, accounted for more than 10% of the Company’s total revenue.
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
In addition to the operating expenses presented on the condensed consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Three months ended March 31,
	2026	2025
Revenue	$26,530	$21,225
Less:
Cost of revenue (excluding write-downs of inventories and vendor advances)	8,245	7,793
Write-downs of inventories and vendor advances	—	52
Payroll operating expenses	15,302	14,509
Stock-based compensation operating expenses	5,412	6,284
Non-payroll operating expenses	11,059	10,351
Other	385	704
Other segment items	(1,196)	(4,501)
Net loss	$(12,677)	$(13,967)
Other segment items include interest income, interest expense, the change in fair value of warrant liabilities, other income (expense), net, and the provision for income taxes.

Because the Company operates in one reportable segment, other required segment disclosures are included on the Company's condensed consolidated financial statements. Interest income, interest expense, and the provision for income taxes are included on the condensed consolidated statements of operations and comprehensive loss. Depreciation, amortization, and impairments; write-down of inventories; and purchases of property, equipment, and intangible assets, including capitalized software, are included on the condensed consolidated statements of cash flows.
Allowance for Credit Losses
The following table summarizes activity in the Company's allowance for credit losses (in thousands):

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$1,389	$2,583
Provision for expected credit losses	124	247
Write-offs	(333)	(114)
Balance, end of period	$1,180	$2,716
Operating Expenses – Other
The Company classifies certain operating expenses that are not representative of its ongoing operations as other on the condensed consolidated statements of operations and comprehensive loss. These include costs related to the Company’s reductions in force, litigation costs, loss contingencies related to ongoing litigation, and legal settlements.
The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2026	2025
Employment-related expenses	$287	$32
Legal-related expenses	98	672
Total other	$385	$704
Recent Accounting Pronouncements Issued but Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures of specified information about certain costs and expenses included within expenses presented on the face or the income statements, such as purchases of inventory and employee compensation. This guidance is effective for the Company for annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures.
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

Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by type of good or service, geographical market, and business line. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of Recognition	Three months ended March 31,
		2026	2025
By type of good or service:
Hardware	Point-in-time	$14,653	$14,164
Software and other services	Over time	11,877	7,061
Total revenue		$26,530	$21,225

By geographical market:
United States		$21,363	$17,039
International		5,167	4,186
Total revenue		$26,530	$21,225

By business line:
Core business		$20,795	$18,917
Embedded		5,735	2,308
Total revenue		$26,530	$21,225
Contract Balances
Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 to 90 days for sales on credit of product, software, and other services. For the three months ended March 31, 2026 and 2025, the Company recognized $11.5 million and $6.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2026 and December 31, 2025, the Company had $91.4 million and $99.6 million, respectively, of remaining performance obligations. As of March 31, 2026, the Company expects to recognize 55% of its remaining performance obligations as revenue in the next twelve months and an additional 45% thereafter.
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
There were no transfers between fair value measurement levels during the periods ended March 31, 2026 and December 31, 2025.
All of the Company’s unexercised warrants expired at the end of their contractual exercise period on February 12, 2026. These warrants included publicly traded warrants (the "Public Warrants"), which were issued as one-third of a warrant per unit during Longview’s initial public offering, and warrants sold in a private placement to Longview’s sponsor (the "Private Warrants"). Each whole warrant entitled the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. No warrants were exercised during the three months ended March 31, 2026 and 2025.
The Company measured its Public Warrants using Level 1 fair value inputs based on quoted prices in active markets for the Public Warrants. Because any transfer of Private Warrants from the initial holder of the Private Warrants would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant was the same as that of a Public Warrant. Accordingly, the Company measured its Private Warrants using Level 2 fair value inputs based on quoted prices in active markets for the Public Warrants.
The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
Warrants:
Public Warrants	$276	$276	$—	$—
Private Warrants	137	—	137	—
Total liabilities at fair value on a recurring basis	$413	$276	$137	$—
Note 5. Inventories
The following table summarizes the Company’s inventories (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$37,374	$37,865
Work-in-progress	7,874	5,051
Finished goods	14,056	18,473
Total inventories	$59,304	$61,389
Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three months ended March 31, 2026 and March 31, 2025, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 "Commitments and Contingencies" for additional information regarding the Company’s inventory supply arrangements.

Note 6. Property and Equipment, Net
The following table summarizes the Company’s property and equipment, net (in thousands):

	March 31, 2026	December 31, 2025
Property and equipment, gross	$50,389	$49,871
Less: accumulated depreciation and amortization	(34,276)	(33,284)
Property and equipment, net	$16,113	$16,587
Note 7. Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$137,954	$155,212
Restricted cash included within other non-current assets	4,015	4,015
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$141,969	$159,227
Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.
Note 8. Accrued Expenses and Other Current Liabilities
The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Employee compensation	$6,604	$11,148
Customer deposits	2,510	2,286
Accrued warranty liability	449	501
Non-income tax	2,831	2,478
Professional fees	5,287	3,121
Current portion of operating lease liabilities	2,740	2,677
Estimated liabilities for loss contingencies	6,250	3,000
Other	7,302	7,011
Total accrued expenses and other current liabilities	$33,973	$32,222
The following table summarizes warranty expense activity (in thousands):

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$1,343	$1,023
Warranty provision charged to operations	528	(33)
Warranty claims	(325)	(255)
Balance, end of period	$1,546	$735
The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.

Note 9. Stock-Based Compensation
Equity Incentive Plans
For the three months ended March 31, 2026, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the "2012 Plan") and the Company’s Amended and Restated 2020 Equity Incentive Plan (the "2020 Plan"). On January 1, 2026, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2026.
Stock Option Activity
The following table summarizes the changes in the Company’s outstanding stock options:

Number of Options
Outstanding at December 31, 2025	5,551,227
Granted	—
Exercised	(910,661)
Forfeited	(1,685,653)
Outstanding at March 31, 2026	2,954,913
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.
Restricted Stock Unit Activity
The following table summarizes the changes in the Company’s outstanding restricted stock units ("RSUs"):

Number of RSUs
Outstanding at December 31, 2025	21,538,563
Granted	6,841,463
Vested and converted to shares	(6,548,354)
Forfeited	(1,293,251)
Outstanding at March 31, 2026	20,538,421
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined based on the fair market value of the Company’s Class A common stock on the grant date.
Included in the table above are market-based RSUs granted between 2023 and 2025 that include a service condition. The market-based conditions for these awards are objective metrics related to the Company’s stock price defined in the award agreements. The service condition for these awards is satisfied by providing service to the Company through the achievement date of the market-based conditions. The grant date fair value of the awards is recognized as stock-based compensation expense over the derived service period. The grant date fair value and derived service period were determined by using a Monte Carlo simulation with similar assumptions as those previously disclosed by the Company.
Employee Stock Purchase Plan
For the three months ended March 31, 2026, there were no significant changes to the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2026, pursuant to the terms of the ESPP, the number of shares reserved for issuance was increased automatically by 1% of the number of shares of common stock issued and outstanding on December 31, 2023.
No shares of common stock were issued under the ESPP during the three months ended March 31, 2026 and 2025.

Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue – software and other services	$130	$—
Research and development	1,548	2,249
Sales and marketing	1,509	1,721
General and administrative	2,355	2,314
Total stock-based compensation expense	$5,542	$6,284
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended March 31, 2026
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(11,371)	$(1,306)	$(12,677)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(11,371)	$(1,306)	$(12,677)
Denominator:
Weighted-average common shares outstanding	230,089,319	26,426,937	256,516,256
Denominator for basic and diluted net loss per share – weighted-average common stock	230,089,319	26,426,937	256,516,256
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)

Three months ended March 31, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(12,396)	$(1,571)	$(13,967)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(12,396)	$(1,571)	$(13,967)
Denominator:
Weighted-average common shares outstanding	208,496,599	26,426,937	234,923,536
Denominator for basic and diluted net loss per share – weighted-average common stock	208,496,599	26,426,937	234,923,536
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.06)
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
The following table summarizes the Company’s anti-dilutive common equivalent shares:

	March 31,
	2026	2025
Outstanding options to purchase common stock	2,954,913	6,265,978
Outstanding restricted stock units	20,538,421	23,238,345
Outstanding employee stock purchase plan options	1,769,685	3,176,285
Outstanding warrants	—	20,652,690
Total anti-dilutive common equivalent shares	25,263,019	53,333,298
Note 11. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2026 and 2025, expenses for matching 401(k) contributions were $0.1 million and $0.1 million, respectively.
Note 12. Commitments and Contingencies
Commitments
Leases:
The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended March 31, 2026 and 2025, total lease cost was $0.7 million and $0.7 million, respectively.
Purchase Commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of March 31, 2026, the aggregate amount of minimum inventory purchase commitments is $3.3 million, and the Company has a vendor advance asset of $1.0 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.
The Company applied the guidance in Accounting Standards Codification Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three months ended March 31, 2026 and 2025, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence ("E&O") on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three months ended March 31, 2026 and 2025, the Company did not acquire a significant amount of such E&O inventory.
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

On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey. The claims are against the Company and certain of its directors and previous management as well as members of the board of directors of the Company prior to the completion of the Business Combination, alleging that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. During the three months ended March 31, 2026, the Company recognized an estimated liability of $0.3 million for a loss contingency in connection with this litigation. The estimated liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, and the estimated loss is included in other on the condensed consolidated statements of operations and comprehensive loss.
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
In the ongoing civil action styled Sezonov v. Longview Investors LLC, et al., a stockholder is pursuing claims on behalf of a putative class action arising from the Business Combination. The stockholder filed her complaint on December 13, 2023 in the Court of Chancery of the State of Delaware against two entities affiliated with Longview, and four former members of the Longview Board of Directors (including Mr. Robbins, who also is a current member of the Company’s Board of Directors). The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, civil conspiracy and aiding and abetting breaches of fiduciary, and seeks unspecified damages. The case is currently in the discovery phase, and has not yet reached the class certification stage. The Company has produced documents to the plaintiff in the case pursuant to a non-party subpoena. The Company’s understanding is that the defendants in this action intend to continue to vigorously defend the claims pending against them. There is no assurance that the defendants will be successful in the defense of the litigation, or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. In the event that such insurance is not available or adequate, the Company has indemnification obligations to certain defendants in the case that may be implicated later. During the three months ended March 31, 2026, the Company recognized an increase of $3.0 million to its estimated liability for a loss contingency in connection with this indemnification obligation. During the three months ended March 31, 2026, the Company also recognized a related $6.0 million insurance recovery asset that the Company has deemed probable and estimable. As of March 31, 2026, the total estimated liability for such loss contingency is $6.0 million, and the total related insurance recovery asset is $6.0 million. The estimated liability is included in accrued expenses and other current liabilities on the consolidated balance sheets, the insurance recovery asset is included in prepaid expenses and other current assets on the consolidated balance sheets, and both the estimated loss and loss recovery are included in other on the consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the caption "Risk Factors" in Item 1A of Part I of our 2025 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
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
Butterfly developed ultrasound devices that can perform whole-body imaging in a single handheld probe because they are powered by our proprietary semiconductor technology instead of piezoelectric crystals. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions. We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions, to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel. We also license our proprietary Ultrasound-on-Chip™ semiconductor platform for co-development of novel technologies in non-competitive markets through our Embedded program.
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

4,984
6,567
4,884
5,220
4,750
March 31, 2026
December 31, 2025
September 30, 2025
June 30, 2025
March 31, 2025

For the three months ended
Units fulfilled increased by 234 units, or 4.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by higher probe sales volume in our international distributor and veterinary sales channels, with veterinary sales positively impacted by the launch of our iQ3 Vet probe in the United States and some international markets in the fourth quarter of 2025.
Software and other services mix
We define software and other services mix as a percentage of our total revenue recognized in a reporting period that is based on software subscriptions and other related services, consisting primarily of our software as a service ("SaaS") offering. We view software and other services mix as a key indicator of the profitability of our business, and thus we believe that this measure is useful to investors.
Software and other services mix increased by 11.5 percentage points, to 44.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by increases in software and other services revenue generated by our Embedded partnerships.

Description of Certain Components of Financial Data
Revenue
Product revenue consists of revenue from the sale of products, such as medical devices, accessories, and semiconductor chips. Our software and other services revenue consists of revenue from the sale of SaaS subscriptions, extended warranties, services related to our Embedded partnerships, implementation and integration services, and software development kits ("SDKs"), which may be perpetual or term-based. SaaS subscriptions include licenses for teams and individuals as well as enterprise-level subscriptions. Services related to our Embedded partnerships include out-licensing arrangements and related research and development services.
For sales of products and perpetual SDKs, revenue is recognized at a point in time upon transfer of control to the customer. Sales of SaaS subscriptions, extended warranties, and term-based SDKs are generally related to stand-ready obligations or continued provision of access, and the revenue for those offerings is recognized ratably over time. For sales of services related to our Embedded partnerships and implementation and integration services, revenue is recognized over time using input methods to determine a measure of progress.
Over time, as adoption of our devices increases through further market penetration, as practitioners in the Butterfly network continue to use our devices, and as our Embedded collaborations continue to grow and develop, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.
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
Cost of revenue
Cost of product revenue includes manufacturing costs, personnel costs and benefits, inbound freight, packaging, warranty replacement costs, royalty fees for licensed intellectual property, payment processing fees, and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and to fluctuate as a percentage of product revenue over time as our focus on operational efficiencies in our supply chain may be offset by increased prices of certain inventory components.
Cost of software and other services revenue includes personnel costs, cloud hosting costs, and payment processing fees. Because the costs and associated expenses to deliver our software and other service offerings are less than the costs and associated expenses of manufacturing and selling our products, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly towards software and other services. We plan to continue to invest additional resources to expand and further develop our SaaS and other service offerings which will be reflected in cost of revenue as amortization expense.
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

Other
Operating expenses classified as other are expenses which we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to reductions in force, litigation costs, loss contingencies and related loss recoveries related to ongoing litigation, and legal settlements.
Results of Operations
We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 "Summary of Significant Accounting Policies" in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
	2026		2025
(in thousands)	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$14,653	55.2%	$14,164	66.7%
Software and other services	11,877	44.8	7,061	33.3
Total revenue	26,530	100.0	21,225	100.0
Cost of revenue:
Product	6,355	24.0	5,824	27.4
Software and other services	1,890	7.1	2,021	9.5
Total cost of revenue	8,245	31.1	7,845	37.0
Gross profit	18,285	68.9	13,380	63.0
Operating expenses:
Research and development	9,538	36.0	9,924	46.8
Sales and marketing	11,417	43.0	11,620	54.7
General and administrative	10,818	40.8	9,600	45.2
Other	385	1.5	704	3.3
Total operating expenses	32,158	121.2	31,848	150.0
Loss from operations	(13,873)	(52.3)	(18,468)	(87.0)
Interest income	1,186	4.5	1,651	7.8
Interest expense	(279)	(1.1)	(347)	(1.6)
Change in fair value of warrant liabilities	413	1.6	826	3.9
Other income (expense), net	(124)	(0.5)	2,378	11.2
Loss before provision for income taxes	(12,677)	(47.8)	(13,960)	(65.8)
Provision for income taxes	—	—	7	—
Net loss and comprehensive loss	$(12,677)	(47.8)%	$(13,967)	(65.8)%
Comparison of the three months ended March 31, 2026 and 2025
Revenue

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
Product	$14,653	$14,164	$489	3.5%
Software and other services	11,877	7,061	4,816	68.2
	$26,530	$21,225	$5,305	25.0%
Product revenue increased by $0.5 million, or 3.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven by higher probe sales volume in our international distributor and veterinary sales channels, with veterinary sales positively impacted by the launch of our iQ3 Vet probe in the United States and some international markets in the fourth quarter of 2025. We also experienced a favorable shift year-over-year in our product sales mix with a higher proportion of sales of our current-generation iQ3 probes that have a higher selling price than our previous-generation iQ+ probes.
Software and other services revenue increased by $4.8 million, or 68.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by increases in software and other services revenue generated by our Embedded partnerships.
Cost of revenue

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
Product	$6,355	$5,824	$531	9.1%
Software and other services	1,890	2,021	(131)	(6.5)
	$8,245	$7,845	$400	5.1%
Percentage of revenue	31.1%	37.0%
Cost of product revenue increased by $0.5 million, or 9.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a $0.5 million increase in cost of devices sold as a result of our higher probe sales volume and a $0.5 million increase in adjustments to our product warranty reserve. These increases were partially offset by a $0.5 million decrease in costs for non-recurring semiconductor chip sales during the prior year period.
Cost of software and other services revenue remained relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, decreasing by $0.1 million, or 6.5%. This decrease was primarily driven by a $0.6 million decrease in amortization expense for software development investments that we made in prior years, partially offset by a $0.5 million increase in costs related to providing services to our Embedded partners.
Research and development

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
Research and development	$9,538	$9,924	$(386)	(3.9)%
Percentage of revenue	36.0%	46.8%
Research and development expenses decreased by $0.4 million, or 3.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was driven by a $0.7 million reduction in personnel costs as we allocated more of our personnel costs to cost of software and other services revenue for our Embedded program and capitalized more of our personnel costs for the development of internal-use software. This reduction was partially offset by a $0.2 million increase in software costs as we leveraged more third-party AI tools to optimize our employee workflows during the period.
Sales and marketing

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
Sales and marketing	$11,417	$11,620	$(203)	(1.7)%
Percentage of revenue	43.0%	54.7%
Sales and marketing expenses remained relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, decreasing by $0.2 million, or 1.7%, largely driven by optimization of our marketing investments while delivering higher sales volume and revenue.

General and administrative

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
General and administrative	$10,818	$9,600	$1,218	12.7%
Percentage of revenue	40.8%	45.2%
General and administrative expenses increased by $1.2 million, or 12.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by a $0.7 million increase in personnel costs due to increased headcount and a $0.3 million increase in professional service costs for consulting, accounting, and auditing services.
Other

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
Other	$385	$704	$(319)	(45.3)%
Percentage of revenue	1.5%	3.3%
Other decreased by $0.3 million, or 45.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was driven by the recognition of a $6.0 million loss recovery for expected insurance recoveries related to our estimated liabilities for loss contingencies. This decrease was partially offset by the recognition of $3.3 million of estimated liabilities for loss contingencies related to ongoing litigation, $2.2 million of higher legal costs due to litigation, and $0.3 million of higher employment-related costs. We believe these costs are not representative of our ongoing operations.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity are cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.
During the three months ended March 31, 2026, the Company utilized $12.5 million of cash and cash equivalents for ongoing operations and the payment of our annual employee and management bonuses. As of March 31, 2026, our cash and cash equivalents balance was $138.0 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our anticipated liquidity, working capital, and capital expenditure requirements and fund our operations for at least the next 12 months.
As of March 31, 2026, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, inventory supply agreements, and outsourced services. Our fixed office lease payment obligations were $23.4 million as of March 31, 2026, with $3.8 million payable within the next 12 months. Our fixed technology license payment obligations were $10.5 million as of March 31, 2026, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $2.3 million as of March 31, 2026, all of which is payable within the next 12 months. Our fixed outsourced services payment obligations were $3.8 million as of March 31, 2026, with $1.4 million payable within the next 12 months.
As of March 31, 2026, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash flows
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(13,894)	$(11,677)
Net cash used in investing activities	(950)	(353)
Net cash provided by financing activities	2,309	78,467
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(12,535)	$66,437
Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.
Net cash used in operating activities increased by $2.2 million, or 19.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was comprised of a $2.6 million increase in net working capital cash usage partially offset by a reduction of $0.4 million in net loss adjusted for certain non-cash items. The increase in net working capital cash usage was primarily driven by a $5.4 million increase in cash used for changes in prepaid expenses and other assets and a $3.5 million increase in cash used for changes in deferred revenue. These increases in cash usage were partially offset by a $6.0 million decrease in cash used for changes in accounts payable and accrued expenses and a $0.6 million increase in cash provided by changes in accounts receivable.
Net cash used in investing activities
Net cash used in investing activities increased by $0.6 million, or 169.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by increased investment in the development of our internal-use software.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $76.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to the $81.1 million provided by the net proceeds from our public share offering during the prior year period.
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
As of March 31, 2026, we concluded that a revision to our estimated liabilities for loss contingencies related to ongoing litigation and the recognition of a related insurance recovery asset were appropriate. As a result, we recognized an additional $3.3 million estimated loss and a $6.0 million loss recovery in our other operating expenses during the three months ended March 31, 2026. See the "Use of Estimates" subheading in Note 2 "Summary of Significant Accounting Policies" and see Note 12 "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for additional information about our estimated liabilities for loss contingencies and the related insurance recovery asset.
For our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no other material changes to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 "Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We did not have any floating rate debt as of March 31, 2026. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently and may in the future be subject to legal proceedings, claims, and regulatory actions arising in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain.

For more information about our legal proceedings and this item, see Note 12 "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Our business, results of operations, and financial condition are subject to various risks and uncertainties including the risk factors described under the caption "Risk Factors" in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 13, 2026, Dr. Jonathan Rothberg, a member of our board of directors, and entities owned by trusts created for the benefit of Dr. Rothberg's children adopted a "Rule 10b5-1 trading arrangement" (as such term is defined in Item 408 of Regulation S-K), pursuant to which Dr. Rothberg has authorized the sale of up to 2,799,818 shares of our Class A common stock and up to 5,000,000 shares of our Class B common stock during a period beginning on July 14, 2026, and ending on July 14, 2027. This trading plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
During the three months ended March 31, 2026, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.
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

BUTTERFLY NETWORK, INC.

Date: April 30, 2026	By:	/s/ John Doherty
John Doherty
Executive Vice President, Chief Financial Officer