Form 10-Q
period 2026-06-30
Butterfly Network, Inc.
filed 2026-07-30
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of July 24, 2026, the registrant had 244,858,246 shares of Class A common stock outstanding and 21,426,937 shares of Class B common stock outstanding.

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
•the success, cost, and timing of our efforts to out-license our intellectual property to third parties;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$124,659	$150,489
Accounts receivable, net of allowance for credit losses of $1,785 and $1,389 at June 30, 2026 and December 31, 2025, respectively	34,554	26,744
Inventories	58,559	61,389
Current portion of vendor advances	2,157	2,063
Prepaid expenses and other current assets	18,018	8,418
Total current assets	237,947	249,103
Property and equipment, net	15,850	16,587
Intangible assets, net	6,816	7,516
Non-current portion of vendor advances	4,868	5,008
Operating lease assets	11,805	12,652
Other non-current assets	5,709	5,667
Total assets	$282,995	$296,533
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,518	$5,442
Deferred revenue, current	15,472	26,909
Accrued purchase commitments, current	131	131
Warrant liabilities, current	—	413
Accrued expenses and other current liabilities	39,482	32,222
Total current liabilities	58,603	65,117
Deferred revenue, non-current	10,185	9,391
Operating lease liabilities	16,293	17,721
Other non-current liabilities	8,514	8,325
Total liabilities	93,595	100,554
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $0.0001 par value; 600,000,000 shares authorized at June 30, 2026 and December 31, 2025; 237,995,479 and 227,318,426 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	24	23
Class B common stock $0.0001 par value; 27,000,000 shares authorized at June 30, 2026 and December 31, 2025; 26,426,937 shares issued and outstanding at June 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,094,154	1,075,147
Accumulated deficit	(904,781)	(879,194)
Total stockholders’ equity	189,400	195,979
Total liabilities and stockholders’ equity	$282,995	$296,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$15,720	$16,621	$30,373	$30,785
Software and other services	16,892	6,762	28,769	13,823
Total revenue	32,612	23,383	59,142	44,608
Cost of revenue:
Product	7,370	6,670	13,725	12,494
Software and other services	1,954	1,822	3,843	3,842
Total cost of revenue	9,324	8,492	17,568	16,336
Gross profit	23,288	14,891	41,574	28,272
Operating expenses:
Research and development	10,542	8,315	20,080	18,239
Sales and marketing	11,467	11,559	22,884	23,179
General and administrative	11,355	9,130	22,173	18,729
Other	3,588	1,987	3,973	2,691
Total operating expenses	36,952	30,991	69,110	62,838
Loss from operations	(13,664)	(16,100)	(27,536)	(34,566)
Interest income	1,079	1,503	2,265	3,155
Interest expense	(282)	(368)	(561)	(715)
Change in fair value of warrant liabilities	—	620	413	1,446
Other income (expense), net	(43)	531	(168)	2,906
Loss before provision for income taxes	(12,910)	(13,814)	(25,587)	(27,774)
Provision for income taxes	—	20	—	27
Net loss and comprehensive loss	$(12,910)	$(13,834)	$(25,587)	$(27,801)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.12)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	262,100,993	248,393,811	259,324,052	241,695,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three months ended June 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
March 31, 2026	234,777,441	$23	26,426,937	$3	$1,083,067	$(891,871)	$191,222
Net loss	—	—	—	—	—	(12,910)	(12,910)
Common stock issued upon exercise of stock options	752,277	—	—	—	2,722	—	2,722
Common stock issued upon vesting of restricted stock units, net	1,154,817	1	—	—	(7)	—	(6)
Common stock issued for employee stock purchase plan	1,310,944	—	—	—	1,233	—	1,233
Stock-based compensation expense	—	—	—	—	7,139	—	7,139
June 30, 2026	237,995,479	$24	26,426,937	$3	$1,094,154	$(904,781)	$189,400

Three months ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
March 31, 2025	220,818,648	$22	26,426,937	$3	$1,055,768	$(816,097)	$239,696
Net loss	—	—	—	—	—	(13,834)	(13,834)
Net proceeds from share offering	—	—	—	—	(104)	—	(104)
Common stock issued upon exercise of stock options	99,676	—	—	—	142	—	142
Common stock issued upon vesting of restricted stock units, net	2,564,755	—	—	—	—	—	—
Common stock issued for employee stock purchase plan	1,126,754	—	—	—	949	—	949
Stock-based compensation expense	—	—	—	—	5,957	—	5,957
June 30, 2025	224,609,833	$22	26,426,937	$3	$1,062,712	$(829,931)	$232,806

Six months ended June 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	227,318,426	$23	26,426,937	$3	$1,075,147	$(879,194)	$195,979
Net loss	—	—	—	—	—	(25,587)	(25,587)
Common stock issued upon exercise of stock options	1,662,938	—	—	—	5,031	—	5,031
Common stock issued upon vesting of restricted stock units, net	7,703,171	1	—	—	(7)	—	(6)
Common stock issued for employee stock purchase plan	1,310,944	—	—	—	1,233	—	1,233
Stock-based compensation expense	—	—	—	—	12,750	—	12,750
June 30, 2026	237,995,479	$24	26,426,937	$3	$1,094,154	$(904,781)	$189,400

Six months ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
Net loss	—	—	—	—	—	(27,801)	(27,801)
Net proceeds from share offering	27,600,000	3	—	—	81,003	—	81,006
Common stock issued upon exercise of stock options	179,503	—	—	—	274	—	274
Common stock issued upon vesting of restricted stock units, net	7,077,422	—	—	—	(2,775)	—	(2,775)
Common stock issued for employee stock purchase plan	1,126,754	—	—	—	949	—	949
Stock-based compensation expense	—	—	—	—	12,321	—	12,321
June 30, 2025	224,609,833	$22	26,426,937	$3	$1,062,712	$(829,931)	$232,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,587)	$(27,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	3,471	4,442
Non-cash interest expense	561	713
Write-down of inventories	—	66
Stock-based compensation expense	12,580	12,148
Change in fair value of warrant liabilities	(413)	(1,446)
Other	834	172
Changes in operating assets and liabilities:
Accounts receivable	(8,636)	(3,909)
Inventories	2,830	1,816
Prepaid expenses and other assets	(9,630)	(874)
Vendor advances	46	1,244
Accounts payable	(1,945)	(927)
Deferred revenue	(10,643)	(581)
Change in operating lease assets and liabilities	(455)	(411)
Accrued expenses and other liabilities	6,824	(3,496)
Net cash used in operating activities	(30,163)	(18,844)

Cash flows from investing activities:
Purchases of property, equipment, and intangible assets, including capitalized software	(1,924)	(1,249)
Net cash used in investing activities	(1,924)	(1,249)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,031	274
Proceeds from employee stock purchase plan	1,233	949
Net proceeds from share offering	—	81,006
Payments to tax authorities for restricted stock units withheld	(7)	(2,775)
Net cash provided by financing activities	6,257	79,454
Net increase (decrease) in cash, cash equivalents, and restricted cash	(25,830)	59,361
Cash, cash equivalents, and restricted cash, beginning of period	154,504	92,790
Cash, cash equivalents, and restricted cash, end of period	$128,674	$152,151
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.
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
The Company revised its estimated liabilities for loss contingencies and recognized an insurance recovery asset during the three and six months ended June 30, 2026. For the three months ended June 30, 2026, the increase in the Company's estimated liabilities for loss contingencies was equal to the increase in the Company's insurance recovery asset, resulting in no net change to the Company's condensed consolidated statements of operations and comprehensive loss for the corresponding period. The following table summarizes the effects of the Company's revised estimates on captions in the condensed consolidated statements of operations and comprehensive loss (in thousands, except per-share amounts):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Loss from operations	$—	$2,750
Net loss and comprehensive loss	$—	$2,750
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$—	$0.01
See Note 12 "Commitments and Contingencies" for additional information on the losses and loss recovery related to these estimated liabilities and insurance recovery asset, respectively. There have been no other material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of June 30, 2026, substantially all of the Company’s cash and cash equivalents were invested in money market accounts with one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on its cash and cash equivalents.
As of June 30, 2026 and December 31, 2025, no customers accounted for more than 10% of the Company’s accounts receivable. For the three and six months ended June 30, 2026, one customer accounted for more than 10% of the Company’s total revenue. For the three and six months ended June 30, 2025, no customers accounted for more than 10% of the Company’s total revenue.
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
In addition to the operating expenses presented on the condensed consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$32,612	$23,383	$59,142	$44,608
Less:
Cost of revenue (excluding write-downs of inventories and vendor advances)	9,324	8,478	17,568	16,270
Write-downs of inventories and vendor advances	—	14	—	66
Payroll operating expenses	14,790	12,958	30,092	27,466
Stock-based compensation operating expenses	6,891	5,864	12,303	12,148
Non-payroll operating expenses	11,683	10,182	22,742	20,533
Other	3,588	1,987	3,973	2,691
Other segment items	(754)	(2,266)	(1,949)	(6,765)
Net loss	$(12,910)	$(13,834)	$(25,587)	$(27,801)

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
Allowance for Credit Losses
The following table summarizes activity in the Company's allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,180	$2,716	$1,389	$2,583
Provision for expected credit losses	702	121	826	368
Write-offs	(97)	(111)	(430)	(225)
Balance, end of period	$1,785	$2,726	$1,785	$2,726
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
The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Employment-related expenses	$51	$488	$338	$520
Legal-related expenses	3,537	1,499	3,635	2,171
Total other	$3,588	$1,987	$3,973	$2,691
Recent Accounting Pronouncements Issued but Not Yet Adopted
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures of specified information about certain costs and expenses included within expenses presented on the face of the income statements, such as purchases of inventory and employee compensation. This guidance is effective for the Company for annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures.
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

Note 3. Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by type of good or service, geographical market, and business line. For the business line disaggregation, the Company considers revenue from its core business to be all revenue generated by activities outside of its Embedded business line. The Company believes that these categories aggregate the payor types by nature, amount, timing, and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenue (in thousands):

	Pattern of Recognition	Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
By type of good or service:
Product	Point-in-time	$15,720	$16,621	$30,373	$30,785
Software and other services	Over time	16,892	6,762	28,769	13,823
Total revenue		$32,612	$23,383	$59,142	$44,608

By geographical market:
United States		$27,591	$17,540	$48,954	$34,579
International		5,021	5,843	10,188	10,029
Total revenue		$32,612	$23,383	$59,142	$44,608

By business line:
Core business		$21,851	$21,387	$42,646	$40,303
Embedded		10,761	1,996	16,496	4,305
Total revenue		$32,612	$23,383	$59,142	$44,608
Contract Balances
Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 to 90 days for sales on credit of product, software, and other services. For the three months ended June 30, 2026 and 2025, the Company recognized $14.3 million and $5.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the six months ended June 30, 2026 and 2025, the Company recognized $22.2 million and $11.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2026 and December 31, 2025, the Company had $85.8 million and $99.6 million, respectively, of remaining performance obligations. As of June 30, 2026, the Company expects to recognize 60% of its remaining performance obligations as revenue in the next twelve months and an additional 40% thereafter.
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
There were no transfers between fair value measurement levels during the periods ended June 30, 2026 and December 31, 2025.
All of the Company’s unexercised warrants expired at the end of their contractual exercise period on February 12, 2026. These warrants included publicly traded warrants (the "Public Warrants"), which were issued as one-third of a warrant per unit during Longview’s initial public offering, and warrants sold in a private placement to Longview’s sponsor (the "Private Warrants"). Each whole warrant entitled the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. No warrants were exercised during the three and six months ended June 30, 2026 and 2025.
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
The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
Warrants:
Public Warrants	$276	$276	$—	$—
Private Warrants	137	—	137	—
Total liabilities at fair value on a recurring basis	$413	$276	$137	$—
Note 5. Inventories
The following table summarizes the Company’s inventories (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$37,527	$37,865
Work-in-progress	7,250	5,051
Finished goods	13,782	18,473
Total inventories	$58,559	$61,389
Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers. For the three and six months ended June 30, 2026 and June 30, 2025, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. See Note 12 "Commitments and Contingencies" for additional information regarding the Company’s inventory supply arrangements.
Note 6. Property and Equipment, Net
The following table summarizes the Company’s property and equipment, net (in thousands):

	June 30, 2026	December 31, 2025
Property and equipment, gross	$51,437	$49,871
Less: accumulated depreciation and amortization	(35,587)	(33,284)
Property and equipment, net	$15,850	$16,587
Note 7. Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$124,659	$148,136
Restricted cash included within other non-current assets	4,015	4,015
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$128,674	$152,151
Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of our office leases and is expected to be maintained as a security deposit throughout the duration of the lease.
Note 8. Accrued Expenses and Other Current Liabilities
The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation	$6,633	$11,148
Customer deposits	2,281	2,286
Accrued warranty liability	472	501
Non-income tax	2,328	2,478
Professional fees	6,902	3,121
Current portion of operating lease liabilities	2,804	2,677
Estimated liabilities for loss contingencies	10,250	3,000
Other	7,812	7,011
Total accrued expenses and other current liabilities	$39,482	$32,222
The following table summarizes warranty expense activity (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,546	$735	$1,343	$1,023
Warranty provision charged to operations	487	495	1,015	462
Warranty claims	(316)	(314)	(641)	(569)
Balance, end of period	$1,717	$916	$1,717	$916

The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.
Note 9. Stock-Based Compensation
Equity Incentive Plans
For the three and six months ended June 30, 2026, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, (the "2012 Plan") and the Company’s Amended and Restated 2020 Equity Incentive Plan (the "2020 Plan"). On January 1, 2026, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2026.
Stock Option Activity
The following table summarizes the changes in the Company’s outstanding stock options:

Number of Options
Outstanding at December 31, 2025	5,551,227
Granted	—
Exercised	(1,662,938)
Forfeited	(1,706,317)
Outstanding at June 30, 2026	2,181,972
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.
Restricted Stock Unit Activity
The following table summarizes the changes in the Company’s outstanding restricted stock units ("RSUs"):

Number of RSUs
Outstanding at December 31, 2025	21,538,563
Granted	8,016,481
Vested	(7,704,480)
Forfeited	(1,649,105)
Outstanding at June 30, 2026	20,201,459
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
Employee Stock Purchase Plan
For the three and six months ended June 30, 2026, there were no significant changes to the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2026, pursuant to the terms of the ESPP, the number of shares reserved for issuance was increased automatically by 1% of the number of shares of common stock issued and outstanding on December 31, 2023.
1.3 million and 1.1 million shares of common stock were issued under the ESPP during each of the three and six months ended June 30, 2026 and 2025, respectively.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue – software and other services	$147	$—	$277	$—
Research and development	1,927	1,447	3,475	3,696
Sales and marketing	1,943	2,076	3,452	3,796
General and administrative	3,021	2,341	5,376	4,656
Total stock-based compensation expense	$7,038	$5,864	$12,580	$12,148
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended June 30, 2026
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(11,608)	$(1,302)	$(12,910)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(11,608)	$(1,302)	$(12,910)
Denominator:
Weighted-average common shares outstanding	235,674,056	26,426,937	262,100,993
Denominator for basic and diluted net loss per share – weighted-average common stock	235,674,056	26,426,937	262,100,993
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)

Three months ended June 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(12,362)	$(1,472)	$(13,834)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(12,362)	$(1,472)	$(13,834)
Denominator:
Weighted-average common shares outstanding	221,966,874	26,426,937	248,393,811
Denominator for basic and diluted net loss per share – weighted-average common stock	221,966,874	26,426,937	248,393,811
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.06)

Six months ended June 30, 2026
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(22,980)	$(2,607)	$(25,587)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(22,980)	$(2,607)	$(25,587)
Denominator:
Weighted-average common shares outstanding	232,897,115	26,426,937	259,324,052
Denominator for basic and diluted net loss per share – weighted-average common stock	232,897,115	26,426,937	259,324,052
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.10)

Six months ended June 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(24,761)	$(3,040)	$(27,801)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(24,761)	$(3,040)	$(27,801)
Denominator:
Weighted-average common shares outstanding	215,268,947	26,426,937	241,695,884
Denominator for basic and diluted net loss per share – weighted-average common stock	215,268,947	26,426,937	241,695,884
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.12)
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

The following table summarizes the Company’s anti-dilutive common equivalent shares:

	June 30,
	2026	2025
Outstanding options to purchase common stock	2,181,972	6,057,038
Outstanding restricted stock units	20,201,459	20,451,491
Outstanding employee stock purchase plan options	424,895	1,949,593
Outstanding warrants	—	20,652,690
Total anti-dilutive common equivalent shares	22,808,326	49,110,812
Subsequent to June 30, 2026, 5.0 million shares of the Company's issued and outstanding Class B common stock were automatically converted into Class A common stock, on a one-to-one basis, upon sale.
Note 11. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2026 and 2025, expenses for matching 401(k) contributions were $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, expenses for matching 401(k) contributions were $0.3 million and $0.3 million, respectively.
Note 12. Commitments and Contingencies
Commitments
Leases:
The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended June 30, 2026 and 2025, total lease cost was $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2026 and 2025, total lease cost was $1.5 million and $1.4 million, respectively. Total lease cost was primarily composed of operating lease costs.
Purchase Commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of June 30, 2026, the aggregate amount of minimum inventory purchase commitments is $2.0 million, and the Company has a vendor advance asset of $0.4 million, net of write-downs, and an accrued purchase commitment liability of $0.1 million related to the agreement. The portion of the balances that is expected to be utilized in the next 12 months is included in current assets and current liabilities in the accompanying condensed consolidated balance sheets.
The Company applied the guidance in Accounting Standards Codification Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence ("E&O") on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and six months ended June 30, 2026 and 2025, the Company did not acquire a significant amount of such E&O inventory.
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
On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey. The claims are against the Company and certain of its directors and previous management as well as members of the board of directors of the Company prior to the completion of the Business Combination, alleging that the defendants made false and misleading statements and/or omissions about its post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant, or traceable to, the Proxy/Registration Statement on Form S-4 filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. During the six months ended June 30, 2026, the Company recognized an estimated liability of $0.3 million for a loss contingency in connection with this litigation. There were no changes to the Company's estimate during the three months ended June 30, 2026. The estimated liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, and the estimated loss is included in other on the condensed consolidated statements of operations and comprehensive loss.
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
In the ongoing civil action styled Sezonov v. Longview Investors LLC, et al., a stockholder is pursuing claims on behalf of a putative class action arising from the Business Combination. The stockholder filed her complaint on December 13, 2023 in the Court of Chancery of the State of Delaware against two entities affiliated with Longview, and four former members of the Longview board of directors (including Mr. Robbins, who also is a current member of the Company’s board of directors). The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, civil conspiracy and aiding and abetting breaches of fiduciary duty, and seeks unspecified damages. The case is currently in the discovery phase, and has not yet reached the class certification stage. The Company has produced documents to the plaintiff in the case pursuant to a non-party subpoena. The Company’s understanding is that the defendants in this action intend to continue to vigorously defend the claims pending against them. There is no assurance that the defendants will be successful in the defense of the litigation, or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. In the event that such insurance is not available or adequate, the Company has indemnification obligations to certain defendants in the case that may be implicated later. During the three and six months ended June 30, 2026, the Company recognized increases of $4.0 million and $7.0 million, respectively, to its estimated liability for a loss contingency in connection with this indemnification obligation. During the six months ended June 30, 2026, the Company also recognized a related $10.0 million insurance recovery asset, which includes an increase of $4.0 million during the three months ended June 30, 2026, that the Company has deemed probable and estimable. As of June 30, 2026, the total estimated liability for such loss contingency is $10.0 million, and the total related insurance recovery asset is $10.0 million. The estimated liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, the insurance recovery asset is included in prepaid expenses and other current assets on the condensed consolidated balance sheets, and both the estimated loss and loss recovery are included in other on the condensed consolidated statements of operations and comprehensive loss.

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
Butterfly developed ultrasound devices that can perform whole-body imaging in a single handheld probe because they are powered by our proprietary semiconductor technology instead of piezoelectric crystals. Our Ultrasound-on-Chip™ makes ultrasound more accessible outside of large healthcare institutions, while our software is intended to make the product easy to use, fully integrated with the clinical workflow, and accessible on a user’s smartphone, tablet, and almost any hospital computer system connected to the Internet. We aim to enable the delivery of imaging information anywhere at point-of-care to drive earlier detection throughout the body and remote management of health conditions. We market and sell the Butterfly system, which includes probes, related accessories, and software subscriptions (which we refer to herein as our "core business"), to healthcare systems, physicians, and healthcare providers through a direct sales force, distributors, and our eCommerce channel. We also license our proprietary Ultrasound-on-Chip™ semiconductor platform for co-development of novel technologies in non-competitive markets through our Embedded program.
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

6,396
4,984
6,567
4,884
5,220
June 30, 2026
March 31, 2026
December 31, 2025
September 30, 2025
June 30, 2025

For the three months ended
Units fulfilled increased by 1,176 units, or 22.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was largely driven by higher probe sales volume in the U.S. through direct sales to health systems and medical schools as well as our eCommerce sales channel.
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
Software and other services mix increased by 22.9 percentage points, to 51.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by increases in software and other services revenue generated by our Embedded partnerships, including our co-development partnership with Midjourney, Inc.

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

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$15,720	48.2%	$16,621	71.1%	$30,373	51.4%	$30,785	69.0%
Software and other services	16,892	51.8	6,762	28.9	28,769	48.6	13,823	31.0
Total revenue	32,612	100.0	23,383	100.0	59,142	100.0	44,608	100.0
Cost of revenue:
Product	7,370	22.6	6,670	28.5	13,725	23.2	12,494	28.0
Software and other services	1,954	6.0	1,822	7.8	3,843	6.5	3,842	8.6
Total cost of revenue	9,324	28.6	8,492	36.3	17,568	29.7	16,336	36.6
Gross profit	23,288	71.4	14,891	63.7	41,574	70.3	28,272	63.4
Operating expenses:
Research and development	10,542	32.3	8,315	35.6	20,080	34.0	18,239	40.9
Sales and marketing	11,467	35.2	11,559	49.4	22,884	38.7	23,179	52.0
General and administrative	11,355	34.8	9,130	39.0	22,173	37.5	18,729	42.0
Other	3,588	11.0	1,987	8.5	3,973	6.7	2,691	6.0
Total operating expenses	36,952	113.3	30,991	132.5	69,110	116.9	62,838	140.9
Loss from operations	(13,664)	(41.9)	(16,100)	(68.9)	(27,536)	(46.6)	(34,566)	(77.5)
Interest income	1,079	3.3	1,503	6.4	2,265	3.8	3,155	7.1
Interest expense	(282)	(0.9)	(368)	(1.6)	(561)	(0.9)	(715)	(1.6)
Change in fair value of warrant liabilities	—	—	620	2.7	413	0.7	1,446	3.2
Other income (expense), net	(43)	(0.1)	531	2.3	(168)	(0.3)	2,906	6.5
Loss before provision for income taxes	(12,910)	(39.6)	(13,814)	(59.1)	(25,587)	(43.3)	(27,774)	(62.3)
Provision for income taxes	—	—	20	0.1	—	—	27	0.1
Net loss and comprehensive loss	$(12,910)	(39.6)%	$(13,834)	(59.2)%	$(25,587)	(43.3)%	$(27,801)	(62.3)%
Comparison of the three months ended June 30, 2026 and 2025
Revenue

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
Product	$15,720	$16,621	$(901)	(5.4)%
Software and other services	16,892	6,762	10,130	149.8
	$32,612	$23,383	$9,229	39.5%
Product revenue decreased by $0.9 million, or 5.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The overall decrease was driven by the non-recurrence of prior-year sales of semiconductor chips to our Embedded partners, reducing current-year product revenue by $1.3 million. This decrease was partially offset by $0.4 million of higher product revenue generated from the increase in probe sales volume within our core business.
Software and other services revenue increased by $10.1 million, or 149.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by increases in software and other services revenue generated by our Embedded partnerships, including our co-development partnership with Midjourney, Inc.
Cost of revenue

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
Product	$7,370	$6,670	$700	10.5%
Software and other services	1,954	1,822	132	7.2
	$9,324	$8,492	$832	9.8%
Percentage of revenue	28.6%	36.3%
Cost of product revenue increased by $0.7 million, or 10.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by the increased cost of devices sold as a result of our higher probe sales volume.
Cost of software and other services revenue remained relatively flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, increasing by $0.1 million, or 7.2%. This increase was primarily driven by a $0.6 million increase in costs related to providing services to our Embedded partners, partially offset by a $0.4 million decrease in amortization expense for software development investments that we made in prior years.
Research and development

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$10,542	$8,315	$2,227	26.8%
Percentage of revenue	32.3%	35.6%
Research and development expenses increased by $2.2 million, or 26.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by a $1.2 million increase in personnel costs as we invested in additional headcount for our product and software development projects, a $0.7 million increase in product engineering costs as we progressed along our product development roadmap, and a $0.3 million increase in software costs as we leveraged more third-party AI tools to optimize our employee workflows during the period.
Sales and marketing

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
Sales and marketing	$11,467	$11,559	$(92)	(0.8)%
Percentage of revenue	35.2%	49.4%
Sales and marketing expenses remained relatively flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, decreasing by $0.1 million, or 0.8%.
General and administrative

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
General and administrative	$11,355	$9,130	$2,225	24.4%
Percentage of revenue	34.8%	39.0%

General and administrative expenses increased by $2.2 million, or 24.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by a $1.5 million increase in personnel and other employment-related costs, including stock-based compensation expenses, and the recognition of a $0.4 million provision for credit losses in the current period related to a prior sale to one international distributor.
Other

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
Other	$3,588	$1,987	$1,601	80.6%
Percentage of revenue	11.0%	8.5%
Other increased by $1.6 million, or 80.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven by the recognition of $4.0 million of estimated liabilities for loss contingencies related to ongoing litigation and $2.0 million of higher legal costs due to litigation. These increases were partially offset by the recognition of a $4.0 million loss recovery for expected insurance recoveries related to our estimated liabilities for loss contingencies and a $0.4 million reduction in employment-related costs. We believe these costs are not representative of our ongoing operations.
Comparison of the six months ended June 30, 2026 and 2025
Revenue

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
Product	$30,373	$30,785	$(412)	(1.3)%
Software and other services	28,769	13,823	14,946	108.1
	$59,142	$44,608	$14,534	32.6%
Product revenue decreased by $0.4 million, or 1.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The overall decrease was driven by the non-recurrence of prior-year sales of semiconductor chips to our Embedded partners, reducing current-year product revenue by $2.8 million. This decrease was partially offset by $2.4 million of higher product revenue generated from the increase in probe sales volume within our core business.
Software and other services revenue increased by $14.9 million, or 108.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by increases in software and other services revenue generated by our Embedded partnerships, including our co-development partnership with Midjourney, Inc.
Cost of revenue

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
Product	$13,725	$12,494	$1,231	9.9%
Software and other services	3,843	3,842	1	—
	$17,568	$16,336	$1,232	7.5%
Percentage of revenue	29.7%	36.6%
Cost of product revenue increased by $1.2 million, or 9.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the increased cost of devices sold as a result of our higher probe sales volume.
Cost of software and other services revenue remained flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Research and development

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$20,080	$18,239	$1,841	10.1%
Percentage of revenue	34.0%	40.9%
Research and development expenses increased by $1.8 million, or 10.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by a $0.7 million increase in product engineering costs as we progressed along our product development roadmap, a $0.4 million increase in personnel costs as we invested in additional headcount for our product and software development projects, and a $0.4 million increase in software costs as we leveraged more third-party AI tools to optimize our employee workflows during the period.
Sales and marketing

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
Sales and marketing	$22,884	$23,179	$(295)	(1.3)%
Percentage of revenue	38.7%	52.0%
Sales and marketing expenses remained relatively flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, decreasing by $0.3 million, or 1.3%, largely driven by optimization of our marketing investments while delivering higher sales volume.
General and administrative

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
General and administrative	$22,173	$18,729	$3,444	18.4%
Percentage of revenue	37.5%	42.0%
General and administrative expenses increased by $3.4 million, or 18.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by a $2.2 million increase in personnel and other employment-related costs, including stock-based compensation expenses; a $0.4 million increase in professional service costs for consulting, accounting, and auditing services; and the recognition of a $0.4 million provision for credit losses in the current period related to a prior sale to one international distributor.
Other

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
Other	$3,973	$2,691	$1,282	47.6%
Percentage of revenue	6.7%	6.0%
Other increased by $1.3 million, or 47.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was driven by the recognition of $7.3 million of estimated liabilities for loss contingencies related to ongoing litigation and $4.3 million of higher legal costs due to litigation. These increases were partially offset by the recognition of a $10.0 million loss recovery for expected insurance recoveries related to our estimated liabilities for loss contingencies and a $0.2 million reduction in employment-related costs. We believe these costs are not representative of our ongoing operations.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity are cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.

During the three months ended June 30, 2026, we utilized $13.3 million of cash and cash equivalents for ongoing operations. As of June 30, 2026, our cash and cash equivalents balance was $124.7 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our anticipated liquidity, working capital, and capital expenditure requirements and fund our operations for at least the next 12 months.
As of June 30, 2026, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, inventory supply agreements, and outsourced services. Our fixed office lease payment obligations were $22.5 million as of June 30, 2026, with $3.8 million payable within the next 12 months. Our fixed technology license payment obligations were $10.5 million as of June 30, 2026, with $1.5 million payable within the next 12 months. Our fixed purchase obligations for inventory supply agreements, net of vendor advances, were $1.7 million as of June 30, 2026, all of which is payable within the next 12 months. Our fixed outsourced services payment obligations were $3.4 million as of June 30, 2026, with $1.4 million payable within the next 12 months.
As of June 30, 2026, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash flows
Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(30,163)	$(18,844)
Net cash used in investing activities	(1,924)	(1,249)
Net cash provided by financing activities	6,257	79,454
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(25,830)	$59,361
Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by historical financing activities will continue to be our primary source of funds to support operating and capital expenditure needs for the foreseeable future.
Net cash used in operating activities increased by $11.3 million, or 60.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was comprised of a $14.5 million increase in net working capital cash usage, partially offset by a reduction of $3.2 million in net loss adjusted for certain non-cash items. The increase in net working capital cash usage was primarily driven by a $10.1 million increase in cash used for changes in deferred revenue, an $8.8 million increase in cash used for changes in prepaid expenses and other assets, and a $4.7 million increase in cash used for changes in accounts receivable. These increases in cash usage were partially offset by a $9.3 million decrease in cash used for changes in accounts payable and accrued expenses.
Net cash used in investing activities
Net cash used in investing activities increased by $0.7 million, or 54.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by increased investment in the development of our internal-use software.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $73.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to the $81.0 million provided by the net proceeds from our public share offering during the prior year period, partially offset by a $5.1 million increase in cash provided by exercises and purchases of our shares pursuant to our stock plans.

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
As of June 30, 2026, we concluded that revisions to our estimated liabilities for loss contingencies related to ongoing litigation and a related insurance recovery asset were appropriate. As a result, we recognized an additional $4.0 million estimated loss and a $4.0 million loss recovery in our other operating expenses during the three months ended June 30, 2026. See the "Use of Estimates" subheading in Note 2 "Summary of Significant Accounting Policies" and see Note 12 "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for additional information about our estimated liabilities for loss contingencies and the related insurance recovery asset.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We did not have any floating rate debt as of June 30, 2026. Our cash and cash equivalents are comprised primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the Registrant, as filed with the Secretary of the State of Delaware on June 7, 2024.		Form 8-K (Exhibit 3.1)	6/13/2024	001-39292
3.2	Amended and Restated Bylaws of Butterfly Network, Inc.		Form 8-K (Exhibit 3.2)	2/16/2021	001-39292
10.1@	Co-Development and Licensing Agreement, dated as of November 13, 2025, by and between BFLY Operations, Inc. and Midjourney, Inc.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X*
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
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

BUTTERFLY NETWORK, INC.

Date: July 30, 2026	By:	/s/ John Doherty
John Doherty
Executive Vice President, Chief Financial Officer