Form 10-Q
period 2026-09-30
Butterfly Network, Inc.
filed 2026-10-29
CIK 1804176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of October 19, 2026, the registrant had 246,034,996 shares of Class A common stock outstanding and 21,426,937 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$122,301	$150,489
Accounts receivable, net of allowance for credit losses of $2,015 and $1,389 at September 30, 2026 and December 31, 2025, respectively	37,378	26,744
Inventories	59,584	61,389
Current portion of vendor advances	2,922	2,063
Prepaid expenses and other current assets	21,484	8,418
Total current assets	243,669	249,103
Property and equipment, net	15,851	16,587
Intangible assets, net	6,466	7,516
Non-current portion of vendor advances	4,798	5,008
Operating lease assets	11,366	12,652
Other non-current assets	5,825	5,667
Total assets	$287,975	$296,533
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,657	$5,442
Deferred revenue, current	15,926	26,909
Accrued purchase commitments, current	—	131
Warrant liabilities, current	—	413
Accrued expenses and other current liabilities	46,404	32,222
Total current liabilities	67,987	65,117
Deferred revenue, non-current	11,133	9,391
Operating lease liabilities	15,546	17,721
Other non-current liabilities	8,864	8,325
Total liabilities	103,530	100,554
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock $0.0001 par value; 600,000,000 shares authorized at September 30, 2026 and December 31, 2025; 245,905,451 and 227,318,426 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	25	23
Class B common stock $0.0001 par value; 27,000,000 shares authorized at September 30, 2026 and December 31, 2025; 21,426,937 and 26,426,937 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	3
Additional paid-in capital	1,102,006	1,075,147
Accumulated deficit	(917,588)	(879,194)
Total stockholders’ equity	184,445	195,979
Total liabilities and stockholders’ equity	$287,975	$296,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$15,627	$14,556	$46,001	$45,341
Software and other services	16,971	6,933	45,740	20,755
Total revenue	32,598	21,489	91,741	66,096
Cost of revenue:
Product	6,834	23,552	20,558	36,047
Software and other services	1,962	1,694	5,805	5,536
Total cost of revenue	8,796	25,246	26,363	41,583
Gross profit (loss)	23,802	(3,757)	65,378	24,513
Operating expenses:
Research and development	10,171	8,703	30,251	26,942
Sales and marketing	11,604	10,626	34,488	33,805
General and administrative	11,561	9,289	33,734	28,018
Other	4,045	2,759	8,018	5,451
Total operating expenses	37,381	31,377	106,491	94,216
Loss from operations	(13,579)	(35,134)	(41,113)	(69,703)
Interest income	1,069	1,443	3,334	4,598
Interest expense	(284)	(385)	(845)	(1,100)
Change in fair value of warrant liabilities	—	207	413	1,652
Other income (expense), net	(13)	(86)	(183)	2,824
Loss before provision for income taxes	(12,807)	(33,955)	(38,394)	(61,729)
Provision for income taxes	—	16	—	43
Net loss and comprehensive loss	$(12,807)	$(33,971)	$(38,394)	$(61,772)
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$(0.05)	$(0.13)	$(0.15)	$(0.25)
Weighted-average shares used to compute net loss per share attributable to Class A and B common stockholders, basic and diluted	266,497,535	252,087,541	261,741,489	245,197,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

Three months ended September 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
June 30, 2026	237,995,479	$24	26,426,937	$3	$1,094,154	$(904,781)	$189,400
Net loss	—	—	—	—	—	(12,807)	(12,807)
Conversion of Class B common stock	5,000,000	1	(5,000,000)	(1)	—	—	—
Common stock issued upon exercise of stock options	237,146	—	—	—	1,053	—	1,053
Common stock issued upon vesting of restricted stock units	2,672,826	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,799	—	6,799
September 30, 2026	245,905,451	$25	21,426,937	$2	$1,102,006	$(917,588)	$184,445

Three months ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
June 30, 2025	224,609,833	$22	26,426,937	$3	$1,062,712	$(829,931)	$232,806
Net loss	—	—	—	—	—	(33,971)	(33,971)
Common stock issued upon vesting of restricted stock units	1,497,420	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	4,994	—	4,994
September 30, 2025	226,107,253	$23	26,426,937	$3	$1,067,706	$(863,902)	$203,830

Nine months ended September 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	227,318,426	$23	26,426,937	$3	$1,075,147	$(879,194)	$195,979
Net loss	—	—	—	—	—	(38,394)	(38,394)
Conversion of Class B common stock	5,000,000	1	(5,000,000)	(1)	—	—	—
Common stock issued upon exercise of stock options	1,900,084	—	—	—	6,084	—	6,084
Common stock issued upon vesting of restricted stock units, net	10,375,997	1	—	—	(7)	—	(6)
Common stock issued for employee stock purchase plan	1,310,944	—	—	—	1,233	—	1,233
Stock-based compensation expense	—	—	—	—	19,549	—	19,549
September 30, 2026	245,905,451	$25	21,426,937	$2	$1,102,006	$(917,588)	$184,445

Nine months ended September 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	188,626,154	$19	26,426,937	$3	$970,940	$(802,130)	$168,832
Net loss	—	—	—	—	—	(61,772)	(61,772)
Net proceeds from share offering	27,600,000	3	—	—	81,003	—	81,006
Common stock issued upon exercise of stock options	179,503	—	—	—	274	—	274
Common stock issued upon vesting of restricted stock units, net	8,574,842	1	—	—	(2,775)	—	(2,774)
Common stock issued for employee stock purchase plan	1,126,754	—	—	—	949	—	949
Stock-based compensation expense	—	—	—	—	17,315	—	17,315
September 30, 2025	226,107,253	$23	26,426,937	$3	$1,067,706	$(863,902)	$203,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTTERFLY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(38,394)	$(61,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairments	5,086	6,327
Non-cash interest expense	844	1,099
Write-down of inventories	—	7,931
Write-down of vendor advances	—	9,621
Stock-based compensation expense	19,312	17,074
Change in fair value of warrant liabilities	(413)	(1,652)
Other	1,375	346
Changes in operating assets and liabilities:
Accounts receivable	(11,999)	(3,972)
Inventories	1,805	626
Prepaid expenses and other assets	(13,209)	(1,114)
Vendor advances	(649)	3,208
Accounts payable	154	(943)
Deferred revenue	(9,241)	832
Accrued purchase commitments	(131)	—
Change in operating lease assets and liabilities	(698)	(633)
Accrued expenses and other liabilities	13,729	1,291
Net cash used in operating activities	(32,429)	(21,731)

Cash flows from investing activities:
Purchases of property, equipment, and intangible assets, including capitalized software	(3,069)	(2,265)
Net cash used in investing activities	(3,069)	(2,265)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,084	274
Proceeds from employee stock purchase plan	1,233	949
Net proceeds from share offering	—	81,006
Payments to tax authorities for restricted stock units withheld	(7)	(2,775)
Net cash provided by financing activities	7,310	79,454
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,188)	55,458
Cash, cash equivalents, and restricted cash, beginning of period	154,504	92,790
Cash, cash equivalents, and restricted cash, end of period	$126,316	$148,248
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
The Company operates wholly-owned subsidiaries in the United States, Australia, Germany, the Netherlands, Taiwan, and the United Kingdom.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP") and the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2025 Annual Report on Form 10-K. All intercompany balances and transactions are eliminated upon consolidation. Certain amounts in these condensed consolidated financial statements and related footnotes may not foot or crossfoot due to rounding.
The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures, including certain notes, required by U.S. GAAP for annual reporting.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.
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
The Company revised its estimated liabilities for loss contingencies and recognized an insurance recovery asset during the three and nine months ended September 30, 2026. The following table summarizes the effects of the Company's revised estimates on captions in the condensed consolidated statements of operations and comprehensive loss (in thousands, except per-share amounts):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Loss from operations	$(600)	$2,150
Net loss and comprehensive loss	$(600)	$2,150
Net loss per common share attributable to Class A and B common stockholders, basic and diluted	$—	$0.01
See Note 12 "Commitments and Contingencies" for additional information on the losses and loss recovery related to these estimated liabilities and insurance recovery asset, respectively. There have been no other material changes to the Company’s use of estimates as described in the consolidated financial statements for the year ended December 31, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. As of September 30, 2026, the Company’s cash and cash equivalents consisted primarily of bank deposits and money market accounts. The Company maintains its bank deposits in various operating accounts above federally insured limits. The Company maintains its money market accounts with one financial institution. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on its cash and cash equivalents.
As of September 30, 2026 and December 31, 2025, two customers and no customers, respectively, accounted for more than 10% of the Company’s accounts receivable. For the three months ended September 30, 2026, two customers each accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2026, one customer accounted for more than 10% of the Company’s total revenue. For the three and nine months ended September 30, 2025, no customers accounted for more than 10% of the Company’s total revenue.
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
In addition to the operating expenses presented on the condensed consolidated statements of operations and comprehensive loss, the CODM also reviews certain significant segment expenses. The following table summarizes the Company's segment revenue and significant segment expenses included in consolidated net loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$32,598	$21,489	$91,741	$66,096
Less:
Cost of revenue (excluding write-downs of inventories and vendor advances)	8,796	7,760	26,363	24,031
Write-downs of inventories and vendor advances	—	17,486	—	17,552
Payroll operating expenses	15,337	13,041	45,429	40,508
Stock-based compensation operating expenses	6,628	4,825	18,931	16,974
Non-payroll operating expenses	11,371	10,752	34,113	31,283
Other	4,045	2,759	8,018	5,451
Other segment items	(772)	(1,163)	(2,719)	(7,931)
Net loss	$(12,807)	$(33,971)	$(38,394)	$(61,772)
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
Allowance for Credit Losses
The following table summarizes activity in the Company's allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,785	$2,726	$1,389	$2,583
Provision for expected credit losses	540	171	1,366	539
Write-offs	(310)	(645)	(740)	(870)
Balance, end of period	$2,015	$2,252	$2,015	$2,252
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
The following table summarizes the types of expenses classified as other in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Employment-related expenses	$335	$447	$672	$966
Legal-related expenses	3,710	2,312	7,346	4,485
Total other	$4,045	$2,759	$8,018	$5,451
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

	Pattern of Recognition	Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
By type of good or service:
Product	Point-in-time	$15,627	$14,556	$46,001	$45,341
Software and other services	Varies	16,971	6,933	45,740	20,755
Total revenue		$32,598	$21,489	$91,741	$66,096

By geographical market:
United States		$27,454	$16,090	$76,409	$50,669
International		5,144	5,399	15,332	15,427
Total revenue		$32,598	$21,489	$91,741	$66,096

By business line:
Core business		$21,510	$20,488	$64,157	$60,791
Embedded		11,088	1,001	27,584	5,305
Total revenue		$32,598	$21,489	$91,741	$66,096
Contract Balances
Contract balances represent amounts presented in the condensed consolidated balance sheets when the Company has either transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. The Company recognizes a receivable when it has an unconditional right to payment, and payment terms are typically 30 to 90 days for sales on credit of product, software, and other services. For the three months ended September 30, 2026 and 2025, the Company recognized $6.2 million and $5.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. For the nine months ended September 30, 2026 and 2025, the Company recognized $25.4 million and $14.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2026 and December 31, 2025, the Company had $84.2 million and $99.6 million, respectively, of remaining performance obligations. As of September 30, 2026, the Company expects to recognize 60% of its remaining performance obligations as revenue in the next twelve months and an additional 40% thereafter.
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
There were no transfers between fair value measurement levels during the periods ended September 30, 2026 and December 31, 2025.
All of the Company’s unexercised warrants expired at the end of their contractual exercise period on February 12, 2026. These warrants included publicly traded warrants (the "Public Warrants"), which were issued as one-third of a warrant per unit during Longview’s initial public offering, and warrants sold in a private placement to Longview’s sponsor (the "Private Warrants"). Each whole warrant entitled the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment per the warrant agreements. The Company recognizes the change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. No warrants were exercised during the three and nine months ended September 30, 2026 and 2025.
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
The Company did not have any assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2026. The Company did not have any assets that are measured at fair value on a recurring basis as of December 31, 2025. The following table summarizes the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025, by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
Warrants:
Public Warrants	$276	$276	$—	$—
Private Warrants	137	—	137	—
Total liabilities at fair value on a recurring basis	$413	$276	$137	$—

Note 5. Inventories
The following table summarizes the Company’s inventories (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$37,713	$37,865
Work-in-progress	5,927	5,051
Finished goods	15,944	18,473
Total inventories	$59,584	$61,389
Work-in-progress represents inventory items in intermediate stages of production by third-party manufacturers.
For the three and nine months ended September 30, 2026, net realizable value inventory adjustments and excess and obsolete inventory charges were not significant and were recognized in product cost of revenue. For the three and nine months ended September 30, 2025, the Company recognized net realizable value inventory adjustments and excess and obsolete inventory charges totaling $17.5 million and $17.6 million, respectively, in product cost of revenue. Of those amounts for the three and nine months ended September 30, 2025, $9.6 million related to prepaid inventory that the Company will receive in the future, resulting in a write-down of the non-current portion of vendor advances on the condensed consolidated balance sheets. See Note 12 "Commitments and Contingencies" for additional information regarding the Company’s inventory supply arrangements.
Note 6. Property and Equipment, Net
The following table summarizes the Company’s property and equipment, net (in thousands):

	September 30, 2026	December 31, 2025
Property and equipment, gross	$52,704	$49,871
Less: accumulated depreciation and amortization	(36,853)	(33,284)
Property and equipment, net	$15,851	$16,587
Note 7. Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$122,301	$144,233
Restricted cash included within other non-current assets	4,015	4,015
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$126,316	$148,248
Restricted cash included within other non-current assets is held as collateral to secure a letter of credit for one of the Company's office leases and is expected to be maintained as a security deposit throughout the duration of the lease.

Note 8. Accrued Expenses and Other Current Liabilities
The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation	$9,312	$11,148
Customer deposits	2,675	2,286
Accrued warranty liability	429	501
Non-income tax	2,158	2,478
Professional fees	6,843	3,121
Current portion of operating lease liabilities	2,868	2,677
Estimated liabilities for loss contingencies	14,500	3,000
Other	7,619	7,011
Total accrued expenses and other current liabilities	$46,404	$32,222
The following table summarizes warranty expense activity (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,717	$916	$1,343	$1,023
Warranty provision charged to operations	870	492	1,886	955
Warranty claims	(455)	(331)	(1,097)	(901)
Balance, end of period	$2,132	$1,077	$2,132	$1,077
The Company classifies its accrued warranty liability based on the timing of expected warranty activity. The future costs of expected activity greater than one year are recorded within other non-current liabilities on the condensed consolidated balance sheets.
Note 9. Stock-Based Compensation
Equity Incentive Plans
For the three and nine months ended September 30, 2026, there were no significant changes to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, as amended, and the Company’s Amended and Restated 2020 Equity Incentive Plan (the "2020 Plan"). On January 1, 2026, pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance was increased automatically by 4% of the number of outstanding shares of common stock as of January 1, 2026.
Stock Option Activity
The following table summarizes the changes in the Company’s outstanding stock options:

Number of Options
Outstanding at December 31, 2025	5,551,227
Granted	—
Exercised	(1,900,084)
Forfeited	(1,762,728)
Outstanding at September 30, 2026	1,888,415
Generally, each award vests based on continued service per the award agreement. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted Stock Unit Activity
The following table summarizes the changes in the Company’s outstanding restricted stock units ("RSUs"):

Number of RSUs
Outstanding at December 31, 2025	21,538,563
Granted	8,276,038
Vested	(10,377,306)
Forfeited	(2,800,515)
Outstanding at September 30, 2026	16,636,780
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
Award Accelerations and Modifications
During the third quarter of 2026, certain service-based RSUs of an external consultant had their vesting accelerated by one year. In total, 0.7 million RSUs had their vesting accelerated. For the three and nine months ended September 30, 2026, the incremental stock-based compensation expense resulting from the acceleration was $0.9 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2026, there were no significant changes to the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2026, pursuant to the terms of the ESPP, the number of shares reserved for issuance was increased automatically by 1% of the number of shares of common stock issued and outstanding on December 31, 2023.
No shares of common stock were issued under the ESPP during the three months ended September 30, 2026 and 2025. 1.3 million and 1.1 million shares of common stock were issued under the ESPP during the nine months ended September 30, 2026 and 2025, respectively.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue – software and other services	$104	$100	$381	$100
Research and development	2,077	1,370	5,553	5,066
Sales and marketing	1,618	1,202	5,069	4,998
General and administrative	2,933	2,253	8,309	6,910
Total stock-based compensation expense	$6,732	$4,925	$19,312	$17,074
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
As the Company uses the two-class method required for companies with multiple classes of common stock, the following tables present the calculation of basic and diluted net loss per share for each class of the Company’s common stock outstanding (in thousands, except share and per share amounts):

Three months ended September 30, 2026
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(11,724)	$(1,083)	$(12,807)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(11,724)	$(1,083)	$(12,807)
Denominator:
Weighted-average common shares outstanding	243,962,123	22,535,412	266,497,535
Denominator for basic and diluted net loss per share – weighted-average common stock	243,962,123	22,535,412	266,497,535
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)

Three months ended September 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(30,410)	$(3,561)	$(33,971)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(30,410)	$(3,561)	$(33,971)
Denominator:
Weighted-average common shares outstanding	225,660,604	26,426,937	252,087,541
Denominator for basic and diluted net loss per share – weighted-average common stock	225,660,604	26,426,937	252,087,541
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.13)

Nine months ended September 30, 2026
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(34,710)	$(3,684)	$(38,394)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(34,710)	$(3,684)	$(38,394)
Denominator:
Weighted-average common shares outstanding	236,625,982	25,115,507	261,741,489
Denominator for basic and diluted net loss per share – weighted-average common stock	236,625,982	25,115,507	261,741,489
Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.15)

Nine months ended September 30, 2025
	Class A	Class B	Total Common Stock
Numerator:
Allocation of undistributed earnings	$(55,114)	$(6,658)	$(61,772)
Numerator for basic and diluted net loss per share – loss available to common stockholders	$(55,114)	$(6,658)	$(61,772)
Denominator:
Weighted-average common shares outstanding	218,770,897	26,426,937	245,197,834
Denominator for basic and diluted net loss per share – weighted-average common stock	218,770,897	26,426,937	245,197,834
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.25)
For the periods presented above, the net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company's certificate of incorporation, as amended and restated. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.
The following table summarizes the Company’s anti-dilutive common equivalent shares:

	September 30,
	2026	2025
Outstanding options to purchase common stock	1,888,415	5,912,348
Outstanding restricted stock units	16,636,780	20,048,338
Outstanding employee stock purchase plan options	787,472	1,794,222
Outstanding warrants	—	20,652,690
Total anti-dilutive common equivalent shares	19,312,667	48,407,598
During the three months ended September 30, 2026, 5.0 million shares of the Company’s issued and outstanding Class B common stock were automatically converted into Class A common stock, on a one-to-one basis, upon sale.
Note 11. 401(k) Retirement Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended September 30, 2026 and 2025, expenses for matching 401(k) contributions were $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, expenses for matching 401(k) contributions were $0.4 million and $0.4 million, respectively.
Note 12. Commitments and Contingencies
Commitments
Leases:
The Company primarily enters into leases for office space that are classified as operating leases. For the three months ended September 30, 2026 and 2025, total lease cost was $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2026 and 2025, total lease cost was $2.2 million and $2.2 million, respectively. Total lease cost was primarily composed of operating lease costs.
Purchase Commitments:
The Company enters into inventory purchase commitments with third-party manufacturers in the ordinary course of business, including a non-cancellable inventory supply agreement with a certain third-party manufacturing vendor. The provisions of the agreement allowed the Company, once it reached a certain cumulative purchase threshold in the fourth quarter of 2021, to pay for a portion of the subsequent inventory purchases using an advance previously paid to the vendor. As of September 30, 2026, the Company has fully satisfied its non-cancellable inventory supply agreement.
The Company applied the guidance in Accounting Standards Codification Topic 330, Inventory to assess the purchase commitment and related loss, using such factors as Company-specific forecasts which are reliant on the Company’s limited sales history, agreement-specific provisions, macroeconomic factors, and market and industry trends. For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any additions to the accrued purchase commitment liability, or any related losses, based on its purchase commitment assessment as there were no significant changes to the assessment factors.
The Company reviews its inventory on hand, including inventory acquired under the purchase commitments, for excess and obsolescence ("E&O") on a quarterly basis. Any E&O inventory acquired that was previously accounted for as a purchase commitment liability accrual or vendor advance write down is recorded at zero value. During the three and nine months ended September 30, 2026 and 2025, the Company did not acquire a significant amount of such E&O inventory.
Contingencies
The Company is involved in litigation and legal matters from time to time, which have arisen in the normal course of business. The Company accrues an estimated liability for legal contingencies when the Company considers a potential loss probable and can reasonably estimate the amount of the potential loss. Although the ultimate results of these matters are not currently determinable, other than with respect to the estimated liabilities for loss contingencies described below, management does not expect that they will have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
On February 16, 2022, a putative class action lawsuit, styled Rose v. Butterfly Network, Inc., et al. was filed in the United States District Court for the District of New Jersey. The claims are against the Company and certain of its directors and previous management as well as members of the board of directors of the Company prior to the completion of the Business Combination, alleging that the defendants made false and misleading statements and/or omissions about the Company's post-Business Combination business and financial prospects. The alleged class consists of all persons or entities who purchased or otherwise acquired the Company’s stock between January 12, 2021 and November 15, 2021, persons who exchanged Longview shares for the Company’s common stock, and persons who purchased Longview stock pursuant to, or traceable to, the Company's Proxy/Registration Statement on Form S-4 filed with the SEC on November 27, 2020 or any amendment thereto. The Company intends to vigorously defend against this action. The lawsuit seeks unspecified damages, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. During the nine months ended September 30, 2026, the Company recognized an estimated liability of $0.3 million for a loss contingency in connection with this litigation. There were no changes to the Company's estimate during the three months ended September 30, 2026. The estimated liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, and the estimated loss is included in other on the condensed consolidated statements of operations and comprehensive loss.
On June 21, 2022, a stockholder derivative action, styled Koenig v. Todd M. Fruchterman, et al. was filed in the United States District Court for the District of Delaware against the Company’s board of directors and the Company as nominal defendant. On November 28, 2023, a stockholder derivative action, styled Bhavsar v. Todd M. Fruchterman, et al. was filed in the United States District Court for the District of Delaware against the board of directors and the Company as nominal defendant. Both these actions allege violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. The lawsuits are premised upon allegedly inadequate internal controls and purportedly misleading representations regarding the Company’s financial condition, business prospects, and the Company’s November 2021 earnings announcement. The Company intends to vigorously defend against these actions. The lawsuits seek unspecified damages, disgorgement, and restitution, together with interest thereon, as well as the costs and expenses of litigation. There is no assurance that the Company will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.
In the ongoing civil action styled Sezonov v. Longview Investors LLC, et al., a stockholder is pursuing claims on behalf of a putative class arising from the Business Combination. The stockholder filed her complaint on December 13, 2023 in the Court of Chancery of the State of Delaware against two entities affiliated with Longview, and four former members of the Longview board of directors (including Larry Robbins, who also is a current member of the Company’s board of directors).

The complaint asserts claims for breaches of fiduciary duty, unjust enrichment, civil conspiracy and aiding and abetting breaches of fiduciary duty, and seeks unspecified damages. The case is currently in the discovery phase and has not yet reached the class certification stage. The Company has produced documents to the plaintiff in the case pursuant to a non-party subpoena. The Company’s understanding is that the defendants in this action intend to continue to vigorously defend the claims pending against them. There is no assurance that the defendants will be successful in the defense of the litigation, or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. In the event that such insurance is not available or adequate, the Company has indemnification obligations to certain defendants in the case that may be implicated later. During the three and nine months ended September 30, 2026, the Company recognized increases of $4.3 million and $11.3 million, respectively, to its estimated liability for a loss contingency in connection with this indemnification obligation. During the nine months ended September 30, 2026, the Company also recognized a related $13.7 million insurance recovery asset, which includes an increase of $3.7 million during the three months ended September 30, 2026, that the Company has deemed probable and estimable. As of September 30, 2026, the total estimated liability for such loss contingency is $14.3 million, and the total related insurance recovery asset is $13.7 million. The estimated liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, the insurance recovery asset is included in prepaid expenses and other current assets on the condensed consolidated balance sheets, and both the estimated loss and loss recovery are included in other on the condensed consolidated statements of operations and comprehensive loss.

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

5,148
6,396
4,984
6,567
4,884
September 30, 2026
June 30, 2026
March 31, 2026
December 31, 2025
September 30, 2025

For the three months ended
Units fulfilled increased by 264 units, or 5.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was largely driven by higher probe sales volume in the U.S. through direct sales to health systems, sales to our distribution partners, and sales through our eCommerce channel.
Software and other services mix
We define software and other services mix as a percentage of our total revenue recognized in a reporting period that is based on software subscriptions and other related services, consisting primarily of our Embedded program and our software as a service ("SaaS") offering. We view software and other services mix as a key indicator of the profitability of our business, and thus we believe that this measure is useful to investors.
Software and other services mix increased by 19.8 percentage points, to 52.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by software and other services revenue generated from our various Embedded partnerships, including our co-development partnership with Midjourney, Inc.

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
Over time, as adoption of our devices increases through further market penetration, as practitioners in the Butterfly network continue to use our devices, and as our Embedded partnerships continue to grow and develop, we expect our annual revenue mix to shift more toward software and other services. The quarterly revenue mix may be impacted by the timing of device sales.
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
Cost of revenue
Cost of product revenue includes manufacturing costs, inbound freight, packaging, warranty replacement costs, royalty fees for licensed intellectual property, payment processing fees, and inventory obsolescence and write-offs. We expect our cost of product revenue to fluctuate over time due to the level of units fulfilled in any given period and to fluctuate as a percentage of product revenue over time as our focus on operational efficiencies in our supply chain may be offset by increased prices of certain inventory components.
Cost of software and other services revenue includes personnel costs, cloud hosting costs, and payment processing fees. Because the costs and associated expenses to deliver our software and other service offerings are less than the costs and associated expenses of manufacturing and selling our products, we anticipate an improvement in profitability and margin expansion over time as our revenue mix shifts increasingly toward software and other services. We plan to continue to invest additional resources to expand and further develop our SaaS and other service offerings which will be reflected in cost of revenue as amortization expense.
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

Other
Operating expenses classified as other are expenses that we do not consider representative of our ongoing operations. These other expenses primarily consist of employee severance and benefits costs related to reductions in force, litigation costs, loss contingencies and related loss recoveries related to ongoing litigation, and legal settlements.
Results of Operations
We operate as a single reportable segment to reflect the way our CODM reviews and assesses the performance of the business. The accounting policies are described in Note 2 "Summary of Significant Accounting Policies" in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
Product	$15,627	47.9%	$14,556	67.7%	$46,001	50.1%	$45,341	68.6%
Software and other services	16,971	52.1	6,933	32.3	45,740	49.9	20,755	31.4
Total revenue	32,598	100.0	21,489	100.0	91,741	100.0	66,096	100.0
Cost of revenue:
Product	6,834	21.0	23,552	109.6	20,558	22.4	36,047	54.5
Software and other services	1,962	6.0	1,694	7.9	5,805	6.3	5,536	8.4
Total cost of revenue	8,796	27.0	25,246	117.5	26,363	28.7	41,583	62.9
Gross profit (loss)	23,802	73.0	(3,757)	(17.5)	65,378	71.3	24,513	37.1
Operating expenses:
Research and development	10,171	31.2	8,703	40.5	30,251	33.0	26,942	40.8
Sales and marketing	11,604	35.6	10,626	49.4	34,488	37.6	33,805	51.1
General and administrative	11,561	35.5	9,289	43.2	33,734	36.8	28,018	42.4
Other	4,045	12.4	2,759	12.8	8,018	8.7	5,451	8.2
Total operating expenses	37,381	114.7	31,377	146.0	106,491	116.1	94,216	142.5
Loss from operations	(13,579)	(41.7)	(35,134)	(163.5)	(41,113)	(44.8)	(69,703)	(105.5)
Interest income	1,069	3.3	1,443	6.7	3,334	3.6	4,598	7.0
Interest expense	(284)	(0.9)	(385)	(1.8)	(845)	(0.9)	(1,100)	(1.7)
Change in fair value of warrant liabilities	—	—	207	1.0	413	0.5	1,652	2.5
Other income (expense), net	(13)	—	(86)	(0.4)	(183)	(0.2)	2,824	4.3
Loss before provision for income taxes	(12,807)	(39.3)	(33,955)	(158.0)	(38,394)	(41.9)	(61,729)	(93.4)
Provision for income taxes	—	—	16	0.1	—	—	43	0.1
Net loss and comprehensive loss	$(12,807)	(39.3)%	$(33,971)	(158.1)%	$(38,394)	(41.9)%	$(61,772)	(93.5)%
Comparison of the three months ended September 30, 2026 and 2025
Revenue

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
Product	$15,627	$14,556	$1,071	7.4%
Software and other services	16,971	6,933	10,038	144.8
	$32,598	$21,489	$11,109	51.7%

Product revenue increased by $1.1 million, or 7.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by the increase in probe sales volume across multiple sales channels.
Software and other services revenue increased by $10.0 million, or 144.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by software and other services revenue generated from our various Embedded partnerships, including our co-development partnership with Midjourney, Inc.
Cost of revenue

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
Product	$6,834	$23,552	$(16,718)	(71.0)%
Software and other services	1,962	1,694	268	15.8
	$8,796	$25,246	$(16,450)	(65.2)%
Percentage of revenue	27.0%	117.5%
Cost of product revenue decreased by $16.7 million, or 71.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a non-recurring $17.4 million charge during the three months ended September 30, 2025 for excess and obsolete inventory due to technological advancements in the underlying components of our devices and changes in our product portfolio.
Cost of software and other services revenue increased by $0.3 million, or 15.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in costs related to providing services to our Embedded partners.
Research and development

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$10,171	$8,703	$1,468	16.9%
Percentage of revenue	31.2%	40.5%
Research and development expenses increased by $1.5 million, or 16.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by a $1.5 million increase in personnel costs as we invested in additional headcount for our product and software development projects and a $0.3 million increase in software costs as we leveraged more third-party artificial intelligence ("AI") and design tools to optimize our employee workflows during the period. These increases were partially offset by a $0.3 million decrease in product engineering costs as we optimized our engineering processes while continuing to progress along our product development roadmap.
Sales and marketing

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
Sales and marketing	$11,604	$10,626	$978	9.2%
Percentage of revenue	35.6%	49.4%
Sales and marketing expenses increased by $1.0 million, or 9.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by a $0.9 million increase in personnel costs as we invested in additional headcount for our sales force and sales support teams as well as a $0.2 million increase in marketing costs as we invested more heavily in digital and social media advertising.

General and administrative

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
General and administrative	$11,561	$9,289	$2,272	24.5%
Percentage of revenue	35.5%	43.2%
General and administrative expenses increased by $2.3 million, or 24.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by a $1.7 million increase in personnel and other employment-related costs, including stock-based compensation expenses, as we increased headcount in our back office support functions to better support our growing business.
Other

	Three months ended September 30,
(in thousands)	2026	2025	Change	% Change
Other	$4,045	$2,759	$1,286	46.6%
Percentage of revenue	12.4%	12.8%
Other increased by $1.3 million, or 46.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven by the recognition of $4.3 million of estimated liabilities for loss contingencies related to ongoing litigation and $0.9 million of higher legal costs due to litigation. These increases were partially offset by the recognition of a $3.7 million loss recovery for expected insurance recoveries related to our estimated liabilities for loss contingencies and a $0.1 million reduction in employment-related costs. We believe these costs are not representative of our ongoing operations.
Comparison of the nine months ended September 30, 2026 and 2025
Revenue

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
Product	$46,001	$45,341	$660	1.5%
Software and other services	45,740	20,755	24,985	120.4
	$91,741	$66,096	$25,645	38.8%
Product revenue increased by $0.7 million, or 1.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by $3.6 million of higher product revenue generated from the increase in probe sales volume across multiple sales channels. This increase was partially offset by the non-recurrence of prior-year sales of semiconductor chips to one of our Embedded partners, reducing current-year product revenue by $2.8 million.
Software and other services revenue increased by $25.0 million, or 120.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by increases in software and other services revenue generated by our various Embedded partnerships, including our co-development partnership with Midjourney, Inc.
Cost of revenue

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
Product	$20,558	$36,047	$(15,489)	(43.0)%
Software and other services	5,805	5,536	269	4.9
	$26,363	$41,583	$(15,220)	(36.6)%
Percentage of revenue	28.7%	62.9%

Cost of product revenue decreased by $15.5 million, or 43.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a non-recurring $17.4 million charge during the nine months ended September 30, 2025 for excess and obsolete inventory due to technological advancements in the underlying components of our devices and changes in our product portfolio. This decrease was partially offset by a $1.5 million increase in the cost of devices sold as a result of our higher probe sales volume and a $0.9 million increase in costs for our warranty reserve and replacements.
Cost of software and other services revenue increased by $0.3 million, or 4.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by a $1.4 million increase in costs related to providing services to our Embedded partners, partially offset by a $1.2 million decrease in amortization expense for software development investments that we made in prior years.
Research and development

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$30,251	$26,942	$3,309	12.3%
Percentage of revenue	33.0%	40.8%
Research and development expenses increased by $3.3 million, or 12.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by a $1.9 million increase in personnel costs as we invested in additional headcount for our product and software development projects, a $0.7 million increase in software costs as we leveraged more third-party AI and design tools to optimize our employee workflows during the period, and a $0.5 million increase in product engineering costs as we progressed along our product development roadmap.
Sales and marketing

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
Sales and marketing	$34,488	$33,805	$683	2.0%
Percentage of revenue	37.6%	51.1%
Sales and marketing expenses increased by $0.7 million, or 2.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by a $1.2 million increase in personnel costs as we invested in additional headcount for our sales force and sales support teams, partially offset by a $0.2 million decrease in marketing costs as we optimized our marketing investments, including a shift towards more digital and social media advertising, while delivering higher sales volume.
General and administrative

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
General and administrative	$33,734	$28,018	$5,716	20.4%
Percentage of revenue	36.8%	42.4%
General and administrative expenses increased by $5.7 million, or 20.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by a $3.9 million increase in personnel and other employment-related costs, including stock-based compensation expenses, as we increased headcount in our back office support functions to better support our growing business as well as a $0.5 million increase in professional service costs for legal, accounting, and auditing services.

Other

	Nine months ended September 30,
(in thousands)	2026	2025	Change	% Change
Other	$8,018	$5,451	$2,567	47.1%
Percentage of revenue	8.7%	8.2%
Other increased by $2.6 million, or 47.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven by the recognition of $11.5 million of estimated liabilities for loss contingencies related to ongoing litigation and $5.3 million of higher legal costs due to litigation. These increases were partially offset by the recognition of a $13.7 million loss recovery for expected insurance recoveries related to our estimated liabilities for loss contingencies and a $0.3 million reduction in employment-related costs. We believe these costs are not representative of our ongoing operations.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been cash flows from operations and proceeds from stock issuances and the Business Combination. Our primary uses of liquidity are operating expenses, working capital requirements, and capital expenditures.
During the three months ended September 30, 2026, we utilized $2.4 million of cash and cash equivalents for ongoing operations. As of September 30, 2026, our cash and cash equivalents balance was $122.3 million. Our future spending will depend on various factors, including our rate of revenue growth and the timing and extent of spending on strategic business initiatives. We expect that our existing cash and cash flows from operations will be sufficient to meet our anticipated liquidity, working capital, and capital expenditure requirements and fund our operations for at least the next 12 months.
As of September 30, 2026, we have restricted cash of $4.0 million to secure a letter of credit for one of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include contractual obligations with third parties for office leases, technology licensing agreements, and outsourced services. Our fixed office lease payment obligations were $21.5 million as of September 30, 2026, with $3.8 million payable within the next 12 months. Our fixed technology license payment obligations were $10.5 million as of September 30, 2026, with $1.5 million payable within the next 12 months. Our fixed outsourced services payment obligations were $3.1 million as of September 30, 2026, with $1.4 million payable within the next 12 months.
As of September 30, 2026, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.
Cash flows
Comparison of the nine months ended September 30, 2026 and 2025
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(32,429)	$(21,731)
Net cash used in investing activities	(3,069)	(2,265)
Net cash provided by financing activities	7,310	79,454
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(28,188)	$55,458
Net cash used in operating activities
Net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash used in operating activities increased by $10.7 million, or 49.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was comprised of a $19.5 million increase in net working capital cash usage, partially offset by an improvement of $8.8 million in net loss adjusted for certain non-cash items. The $19.5 million increase in net working capital cash usage was driven by a $12.1 million increase in cash used for changes in prepaid expenses and other assets, a $10.1 million increase in cash used for changes in deferred revenue, an $8.0 million increase in cash used for changes in accounts receivable, and a $2.8 million reduction in cash provided by changes in inventory and its related vendor advances. These increases in cash usage were partially offset by a $13.5 million increase in cash provided by changes in accounts payable and accrued expenses. The $8.8 million improvement in net loss adjusted for certain non-cash items was driven by a $23.4 million improvement in net loss, partially offset by the non-recurrence of the $17.6 million of adjustments for write-downs of inventories and vendor advances.
Net cash used in investing activities
Net cash used in investing activities increased by $0.8 million, or 35.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increased investment in the development of our internal-use software.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $72.1 million, or 90.8% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily due to the $81.0 million provided by the net proceeds from our public share offering during the prior year period, partially offset by a $6.1 million increase in cash provided by exercises and purchases of our shares pursuant to our stock plans.
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
As of September 30, 2026, we concluded that revisions to our estimated liabilities for loss contingencies related to ongoing litigation and a related insurance recovery asset were appropriate. As a result, we recognized an additional $4.3 million estimated loss and a $3.7 million loss recovery in our other operating expenses during the three months ended September 30, 2026. See the "Use of Estimates" subheading in Note 2 "Summary of Significant Accounting Policies" and see Note 12 "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for additional information about our estimated liabilities for loss contingencies and the related insurance recovery asset.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We did not have any floating rate debt as of September 30, 2026. Our cash and cash equivalents consist primarily of bank deposits and money market accounts. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and low risk profile of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates, including an immediate change of 100 basis points, or one percentage point. Declines in interest rates, however, would reduce future investment income.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, results of operations, and financial condition are subject to various risks and uncertainties including the risk factors described under the caption "Risk Factors" in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the 2025 Annual Report on Form 10-K, except as set forth below.

A significant portion of our revenue is derived from a limited number of customers, including our Embedded partners, and the loss of, or a significant reduction in revenue from, any of these customers could adversely affect our business, financial condition, and results of operations.
A limited number of customers account for a significant portion of our revenue. For the three months ended September 30, 2026, two customers each accounted for more than 10% of our total revenue. For the nine months ended September 30, 2026, one customer accounted for more than 10% of our total revenue. By comparison, no customer accounted for more than 10% of our total revenue for the three and nine months ended September 30, 2025. As of September 30, 2026, two customers each accounted for more than 10% of our accounts receivable.
We expect that a limited number of customers will continue to account for a significant portion of our revenue for the foreseeable future. Our agreements with these customers may be terminated in certain circumstances, including for certain breaches and insolvency events. Our ability to receive milestone and other contingent payments under these agreements depends on factors outside our control. If any of these customers terminates or fails to renew its agreement with us, delays or fails to make required payments, or experiences financial difficulties, our revenue, cash flows, and results of operations could be materially adversely affected. Our concentration of accounts receivable also exposes us to increased credit risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2026, 5.0 million shares of Class B common stock were automatically converted, on a one-to-one basis, into shares of Class A common stock upon sale, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On August 6, 2026, John Doherty, our Executive Vice President, Chief Financial Officer, adopted a "Rule 10b5-1 trading arrangement" (as such term is defined in Item 408 of Regulation S-K) (a "10b5-1 Plan"), pursuant to which Mr. Doherty has authorized the sale of up to 200,000 shares of our Class A common stock during a period beginning on November 4, 2026, and ending on September 15, 2027. This 10b5-1 Plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
On August 14, 2026, Dr. Jonathan Rothberg, a member of our board of directors, acting on his own and on behalf of 4C Holdings I, LLC, 4C Holdings II, LLC, 4C Holdings III, LLC, 4C Holdings IV, LLC, and Dr. Bonnie Rothberg, Dr. Jonathan Rothberg's spouse, adopted a 10b5-1 Plan, pursuant to which Dr. Jonathan Rothberg has authorized the sale of up to 363,348 shares of our Class A common stock and up to 8,049,929 shares of our Class B common stock during a period beginning on November 12, 2026, and ending on November 12, 2027. Any shares of Class B common stock sold pursuant to this 10b5-1 Plan will automatically convert into shares of Class A common stock on a one-to-one basis upon sale. This 10b5-1 Plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
On August 19, 2026, Nicholas Caezza, our Vice President, Deputy General Counsel and Corporate Secretary, adopted a 10b5-1 Plan, pursuant to which Mr. Caezza has authorized the sale of up to 15,000 shares of our Class A common stock during a period beginning on January 4, 2027, and ending on October 29, 2027. This 10b5-1 Plan was entered into in accordance with the Company’s policies regarding transactions in our securities.
During the three months ended September 30, 2026, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.
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

BUTTERFLY NETWORK, INC.

Date: October 29, 2026	By:	/s/ John Doherty
John Doherty
Executive Vice President, Chief Financial Officer